Form 10-Q
period 1995-03-31
COMMONWEALTH GROWTH FUND II
filed 1995-05-19
CIK 810387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For Quarter Ended March 31, 1995                 Commission file number 0-15363




                           COMMONWEALTH GROWTH FUND II
             (Exact Name of Registrant as Specified in its Charter)



             California                                   68-0088748
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)



         705 University Avenue, Suite A, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)


                                (916) 929-5433
              (Registrants telephone number, including area code)





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           X   Yes                  No
                          ----                 ----

                          COMMONWEALTH GROWTH FUND II



                                     INDEX


Part I.  Financial Information

         Balance Sheets - March 31, 1995 and December 31, 1994                 3

         Statements of Operations - For the Three Months
           Ended March 31, 1995 and 1994                                       4

         Statements of Cash Flows - For the Three Months
           Ended March 31, 1995 and 1994                                       5

         Statement of Partners' Equity - For the Three Months
           Ended March 31, 1995                                                6

         Notes to Financial Statements                                         7

         Management's Discussion and Analysis of the
           Results of Operations                                               8

Part II.  Other Information                                                    8

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                                 Balance Sheets


                                                                      March 31,     December 31,
                                                                         1995            1994
                                                                     (Unaudited)      (Audited)
                                                                     -----------    ------------
                                    Assets

Land                                                                  $  160,000         160,000
Notes receivable                                                       3,054,869       3,054,869
Cash                                                                     469,412         430,596
Other assets                                                              50,897          59,814
                                                                      ----------       ---------
     Total assets                                                     $3,735,178       3,705,279
                                                                      ==========       =========


                         Liabilities and Partners' Equity

Liabilities:
   Accounts payable and accrued expenses                              $      505           --
   Deferred gain                                                          69,739          69,739
                                                                      ----------       ---------
     Total liabilities                                                    70,244          69,739
                                                                      ----------       ---------

Partners' Equity:
   General partners' equity                                              (35,616)        (37,086)
   Limited partners' equity; authorized 1,000,000 units;
     issued and outstanding 459,698 in 1995 and 1994                   3,700,550       3,672,626
                                                                      ----------       ---------
     Total partners' equity                                            3,664,934       3,635,540
                                                                      ----------       ---------
     Total liabilities and partners' equity                           $3,735,178       3,705,279
                                                                      ==========       =========



See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                                 1995           1994
                                                               --------       --------
Rental income                                                 $  --             52,267

Expenses:
  Operating expenses                                             9,384          35,787
  Depreciation and amortization                                  --             12,343
                                                              --------         -------
    Income from rental operations                               (9,384)          4,137

Interest income                                                 74,302         131,940

General and administrative expenses                             35,524          23,517
                                                              --------         -------
    Net income                                                  29,394         112,560

Allocated to general partners                                    1,470           5,628
                                                              --------         -------
Allocated to limited partners                                 $ 27,924         106,932
                                                              ========         =======

Net income per limited
  partnership unit                                            $   0.06            0.23
                                                              ========         =======
Weighted average number of
  units outstanding                                            459,698         459,698
                                                              ========         =======


See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1995            1994
                                                                                 ------          ------
Cash flows from operating activities:
  Net income                                                                    $ 29,394         112,560
  Adjustments to reconcile net income to net                                    --------        --------
   cash provided by operating activities:
    Depreciation and amortization                                                  --             12,343
    Changes in other assets and liabilities:
     Decrease in other assets                                                      8,917          23,874
     Increase in accounts payable and
      accrued expenses                                                               505           2,014
                                                                                --------        --------
     Total adjustments to net income                                               9,422          38,231
                                                                                --------        --------
     Net cash provided by operating activities                                    38,816         150,791
                                                                                --------        --------
Cash flows from investing activities:
  Improvements to rental properties                                                --            (51,573)
  Collections on notes receivable                                                  --              2,973
                                                                                --------        --------
     Net cash used by investing activities                                         --            (48,600)
                                                                                --------        --------
Cash flows from financing activities:
  Distributions to partners                                                        --           (483,893)
                                                                                --------        --------
       Net cash used by financing activities                                       --           (483,893)
                                                                                --------        --------
       Net increase (decrease) in cash                                            38,816        (381,702)
                                                                                --------        --------
Cash, beginning of year                                                          430,596         895,713
                                                                                --------        --------
Cash, end of year                                                               $469,412         514,011
                                                                                ========        ========


See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                         Statement of Partners' Equity
                   For the Three Months Ended March 31, 1995
                                  (Unaudited)




                                               General          Limited
                                               Partners         Partners          Total
                                              ----------       ----------       ---------
Balance at December 31, 1994                  $(37,086)        3,672,626        3,635,540

Net income                                       1,470            27,924           29,394
                                              --------         ---------        ---------
Balance at March 31, 1995                     $(35,616)        3,700,550        3,664,934
                                              ========         =========        =========



See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II


                         NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of its operations for the three months ended March 31, 1995 and cash flows for the three months ended March 31, 1995.

(2) The other accounting policies followed by the Partnership are set forth in Note 1 to the Partnership's financial statements in the 1994 Form 10-K which is incorporated herein by reference.

                          COMMONWEALTH GROWTH FUND II


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Rental income decreased $52,267 for the three months ended March 31, 1995, compared to the same period in the prior year, due to the sale of the Southland Park property in October 1994.

         Operating expenses decreased $26,403 for the three months ended March 31, 1995, compared to the same period in the prior year, due to the sale of the Southland Park property in October 1994.

         Interest income decreased $57,638 for the three months ended March 31, 1995, compared to the same period in the prior year, due to the payoff of a note receivable in August 1994.

         General and administrative expenses increased $12,007 for the three months ended March 31, 1995, compared to the same period in the prior year. This change is primarily attributable to increased accounting, registrar, and shareholder relations expenses. However, this increase was partially offset by decreased legal expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has met its liquidity needs through cash reserves and operating income. The Partnership currently has no material commitments and anticipates that these sources will continue to be adequate to meet the Partnership's future liquidity needs.





                          PART II.  OTHER INFORMATION


ITEM 6:    REPORTS ON FORM 8-K

           The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          COMMONWEALTH GROWTH FUND II
                                   -----------------------------------------
                                                  (Registrant)



             5/15/95                  /S/  JEFFREY BERGER
         ---------------           ----------------------------------------
              Date                               Jeffrey Berger
                                           Individual General Partner




             5/15/95                  /S/  JEFFREY BERGER
         ---------------           ----------------------------------------
               Date                               Jeffrey Berger
                                        President, Managing General Partner