Form 10-Q
period 1995-06-30
COMMONWEALTH GROWTH FUND II
filed 1995-08-09
CIK 810387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995                 Commission file number 0-15363



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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              X   Yes      ____ No

                          COMMONWEALTH GROWTH FUND II


                                     INDEX


Part I.  Financial Information

  Balance Sheets - June 30, 1995 and December 31, 1994                  3

  Statements of Operations - For the Three Months and
    Six Months Ended June 30, 1995 and 1994                             4

  Statements of Cash Flows - For the Six Months
    Ended June 30, 1995 and 1994                                        5

  Statement of Partners' Equity - For the Six Months
    Ended June 30, 1995                                                 6

  Notes to Financial Statements                                         7

  Management's Discussion and Analysis of the
    Results of Operations                                               8

Part II.  Other Information                                             9

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                                 Balance Sheets

                                                                       June 30,            December 31,
                                                                         1995                 1994
                                                                     (Unaudited)            (Audited)
                                                                     -----------           -----------
                                    Assets
  Land                                                               $   160,000               160,000
  Notes receivable                                                     3,054,869             3,054,869
  Cash                                                                   526,941               430,596
  Other assets                                                            47,887                59,814
                                                                     -----------           -----------
             Total assets                                            $ 3,789,697             3,705,279
                                                                     ===========           ===========


                       Liabilities and Partners' Equity

  Liabilities:
         Deferred gain                                                    69,739                69,739
                                                                     -----------           -----------
               Total liabilities                                          69,739                69,739
                                                                     -----------           -----------
  Partners' Equity:
         General partners' equity                                        (32,865)              (37,086)
         Limited partners' equity; authorized 1,000,000 units;
               issued and outstanding 459,698 in 1995 and 1994         3,752,823             3,672,626
                                                                     -----------           -----------
               Total partners' equity                                  3,719,958             3,635,540
                                                                     -----------           -----------
               Total liabilities and partners' equity               $  3,789,697             3,705,279
                                                                    ============           ===========

See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)


                            Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended                        Six Months Ended
                                                            June 30,                                June 30,
                                                   1995               1994                   1995              1994
                                                 ---------         ----------              ----------       ----------

  Rental income                                  $   3,095             83,058                   3,095          135,325
  Expenses:
         Operating expenses                          4,106             45,527                  13,490           81,314
         Depreciation and amortization                  --             12,638                      --           24,981
                                                 ---------         ----------              ----------       ----------

       Income from rental operations                (1,011)            24,893                 (10,395)          29,030

  Interest income                                   77,362            104,191                 151,664          236,131

  General and administrative expenses               21,327             28,503                  56,851           52,020
                                                 ---------         ----------              ----------       ----------

               Net income                           55,024            100,581                  84,418          213,141

  Allocated to general partners                      2,751              5,029                   4,221           10,657
                                                 ---------         ----------              ----------       ----------

  Allocated to limited partners                  $  52,273             95,552                  80,197          202,484
                                                 =========         ==========              ==========       ==========

  Net income per limited
         partnership unit                        $    0.11               0.21                    0.17             0.44
                                                 =========         ==========              ==========       ==========

  Weighted average number of
         units outstanding                         459,698            459,698                 459,698          459,698
                                                 =========         ==========              ==========       ==========

See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)


                            Statements of Cash Flows
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       1995                     1994
                                                                                    ----------               ----------
  Cash flows from operating activities:
         Net income                                                                 $   84,418                  213,141
                                                                                    ----------               ----------
         Adjustments to reconcile net income to net
           cash provided by operating activitivities:
               Depreciation and amortization                                                --                   24,981
               Changes in other assets and liabilities
                  Decrease (increase) in other assets                                   11,927                  (41,280)
                  Increase in accounts payable and
                    accrued expenses                                                        --                      926
                  Increase in other liabilities                                             --                    3,625
                                                                                    ----------               ----------
                  Total adjustments to net income                                       11,927                  (11,748)
                                                                                    ----------               ----------
                  Net cash provided by operating activities                             96,345                  201,393
                                                                                    ----------               ----------
  Cash flows from investing activities:
         Improvements to rental properties                                                  --                 (101,598)
         Collections on notes receivable                                                    --                    2,973
                                                                                    ----------               ----------
                  Net cash used by investing activities                                      0                  (98,625)
  Cash flows from financing activities:
         Distributions to partners                                                          --                 (483,893)
                                                                                    ----------               ----------
                  Net cash used by financing activities                                      0                 (483,893)
                                                                                    ----------               ----------
                  Net increase (decrease) in cash                                       96,345                 (381,125)
  Cash, beginning of year                                                              430,596                  895,713
                                                                                    ----------               ----------
  Cash, end of year                                                                 $  526,941                  514,588
                                                                                    ==========               ==========

See accompanying notes to financial statements.

                         COMMONWEALTH GROWTH FUND II
                           (A Limited Partnership)


                        Statement of Partners' Equity
                    For the Six Months Ended June 30, 1995
                                 (Unaudited)

                                                  General                Limited
                                                  Partners              Partners                 Total
                                                -----------           -----------             -----------

Balance at December 31, 1994                    $   (37,086)            3,672,626               3,635,540

Net income                                           4,221                 80,197                  84,418
                                                -----------           -----------             -----------

Balance at June 30, 1995                        $   (32,865)            3,752,823               3,719,958
                                                ===========           ===========             ===========

See accompanying notes to financial statements.

                          COMMONWEALTH GROWTH FUND II


                         NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of its operations for the three months and six months ended June 30, 1995 and cash flows for the six months ended June 30, 1995.

(2) The other accounting policies followed by the Partnership are set forth in Note 1 to the Partnership's financial statements in the 1994 Form 10-K which is incorporated herein by reference.

                          COMMONWEALTH GROWTH FUND II


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Rental income decreased $79,963 and $132,230 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in the prior year, due to the sale of the Southland Park property in October 1994.

  Operating expenses decreased $41,421 and $67,824 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in the prior year, due to the sale of the Southland Park property in October 1994.

  Depreciation and amortization were zero for the three months and six months ended June 30, 1995, due to the sale of the Southland Park property (the remaining rental property) in October 1994.

  Interest income decreased $26,829 and $84,467 for the three months and six months ended June 30, 1995, respectivley, compared to the same periods in the prior year, due to the payoff of a note receivable in August 1994.

  General and administrative expenses decreased $7,176 for the three months ended June 30, 1995, compared to the same period in the prior year, due to decreased accounting expenses which were offset in part by increased registrar expenses. However, general and administrative expenses increased $4,831 for the six months ended June 30, 1995, compared to the same period in the prior year. This change is primarily attributable to increased accounting, registrar, and shareholder relations expenses during the three months ended March 31, 1995. This increase was partially offset by decreased legal expenses.


LIQUIDITY AND CAPITAL RESOURCES

  The Partnership has met its liquidity needs through cash reserves and operating income. The Partnership currently has no material commitments and anticipates that these sources will continue to be adequate to meet the Partnership's future liquidity needs.

                          PART II.  OTHER INFORMATION

ITEM 6:   REPORTS ON FORM 8-K

          The Partnership filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COMMONWEALTH GROWTH FUND II
                                               --------------------------------
                                                      (Registrant)



  8/4/95                                       /s/    JEFFREY BERGER
----------                                     --------------------------------
   Date                                                 Jeffrey Berger
                                                  Individual General Partner




  8/4/95                                       /s/    JEFFREY BERGER
----------                                     -----------------------------
   Date                                                 Jeffrey Berger
                                             President, Managing General Partner

                                EXHIBIT INDEX

Ex. 27  Financial Data Schedule