Form 10-Q
period 1995-09-30
COMMONWEALTH GROWTH FUND II
filed 1995-11-14
CIK 810387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934




For Quarter Ended September 30, 1995            Commission file number 0-15363




                          COMMONWEALTH GROWTH FUND II
             (Exact Name of Registrant as Specified in its Charter)



          California                                  68-0088748
---------------------------------          ------------------------------
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

                           X   Yes                   No
                          ----                  ----

                          COMMONWEALTH GROWTH FUND II



                                     INDEX


Part I.  Financial Information

         Balance Sheets - September 30, 1995 and December 31, 1994            3

         Statements of Operations - For the Three Months and
           Nine Months Ended September 30, 1995 and 1994                      4

         Statements of Cash Flows - For the Nine Months
           Ended September 30, 1995 and 1994                                  5

         Statement of Partners' Equity - For the Nine Months
           Ended September 30, 1995                                           6

         Notes to Financial Statements                                        7

         Management's Discussion and Analysis of the
           Results of Operations                                              8

Part II.  Other Information                                                   9

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                                 Balance Sheets


                                                                 September 30,  December 31,
                                                                     1995          1994
                                                                 (Unaudited)    (Audited)
                                                                 -----------    ---------
                                    Assets


Land                                                              $  160,000      160,000
Notes receivable                                                   3,054,869    3,054,869
Cash                                                                 560,205      430,596
Other assets                                                          47,886       59,814
                                                                  ----------    ---------
      Total assets                                                $3,822,960    3,705,279
                                                                  ==========    =========


                       Liabilities and Partners' Equity

Liabilities:
  Accounts payable and accrued expenses                           $      569          --
  Deferred gain                                                       69,739       69,739
                                                                  ----------    ---------
    Total liabilities                                                 70,308       69,739
                                                                  ----------    ---------

Partners' Equity:
  General partners' equity                                           (31,230)     (37,086)
  Limited partners' equity; authorized 1,000,000 units;
    issued and outstanding 459,698 in 1995 and 1994                3,783,882    3,672,626
                                                                  ----------    ---------
    Total partners' equity                                         3,752,652    3,635,540
                                                                  ----------    ---------
    Total liabilities and partners' equity                        $3,822,960    3,705,279
                                                                  ==========    =========


See accompanying notes to financial statements.          3

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)



                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            1995         1994         1995         1994
                                           -------     --------      -------      -------
Rental income                              $    --       66,519        3,095      201,844

Expenses:
  Operating expenses                         4,715       35,038       18,205      116,352
  Depreciation and amortization                 --       13,088           --       38,069
                                           -------     --------      -------      -------
    (Loss) income from rental operations    (4,715)      18,393      (15,110)      47,423

Interest income                             77,348       76,660      229,012      312,791

General and administrative expenses         39,939       26,274       96,790       78,294
                                           -------     --------      -------      -------
    Income before loss on disposal of
       note receivable                      32,694       68,779      117,112      281,920

Loss on disposal of note receivable             --      199,297           --      199,297
                                           -------     --------      -------      -------
    Net income (loss)                       32,694     (130,518)     117,112       82,623

Allocated to general partners                1,635        1,446        5,856       12,103
                                           -------     --------      -------      -------
Allocated to limited partners              $31,059     (131,964)     111,256       70,520
                                           =======     ========      =======      =======


Net income per limited
  partnership unit                         $  0.07        (0.29)        0.24         0.15
                                           =======     ========      =======      =======
Weighted average number of
  units outstanding                        459,698      459,698      459,698      459,698
                                           =======     ========      =======      =======


See accompanying notes to financial statements.          4

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)



                                                                      Nine Months Ended
                                                                       September 30,
                                                                      1995        1994
                                                                    --------    ---------
Cash flows from operating activities:
  Net income                                                        $117,112       82,623
                                                                    --------    ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                         --       38,070
    Loss on disposal of note receivable and rental property               --      199,297
    Changes in other assets and liabilities:
       Decrease in other assets                                       11,928        3,252
       Increase in accounts payable
         and accrued expenses                                            569        5,272
       Increase in other liabilities                                      --        3,625
                                                                    --------    ---------
       Total adjustments to net income                                12,497      249,516
                                                                    --------    ---------
       Net cash provided by operating activities                     129,609      332,139
                                                                    --------    ---------
Cash flows from investing activities:
  Improvements to rental properties                                       --     (131,007)
  Collections on notes receivable                                         --    2,294,887
                                                                    --------    ---------
       Net cash provided by investing activities                           0    2,163,880
                                                                    --------    ---------
Cash flows from financing activities:
  Distributions to partners                                               --     (483,893)
                                                                    --------    ---------
       Net cash used by financing activities                               0     (483,893)
                                                                    --------    ---------
       Net increase in cash                                          129,609    2,012,126

Cash, beginning of year                                              430,596      895,713
                                                                    --------    ---------
Cash, end of year                                                   $560,205    2,907,839
                                                                    ========    =========


See accompanying notes to financial statements.          5

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                         Statement of Partners' Equity
                  For the Nine Months Ended September 30, 1995
                                  (Unaudited)



                                            General         Limited
                                            Partners       Partners          Total
                                            --------       ---------       ---------
Balance at December 31, 1994                $(37,086)      3,672,626       3,635,540

Net income                                     5,856         111,256         117,112
                                            --------       ---------       ---------
Balance at September 30, 1995               $(31,230)      3,783,882       3,752,652
                                            ========       =========       =========




See accompanying notes to financial statements.          6

                          COMMONWEALTH GROWTH FUND II


                         NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of its operations for the three months and nine months ended September 30, 1995 and cash flows for the nine months ended September 30, 1995.

(2) The other accounting policies followed by the Partnership are set forth in Note 1 to the Partnership's financial statements in the 1994 Form 10-K which is incorporated herein by reference.

                          COMMONWEALTH GROWTH FUND II


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Rental income decreased $66,519 and $198,749 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in the prior year, due to the sale of the Southland Park property in October 1994.

         Operating expenses decreased $30,323 and $98,147 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in the prior year, due to the sale of the Southland Park property in October 1994.

         Depreciation and amortization were zero for the three months and nine months ended September 30, 1995, due to the sale of the Southland Park property (the remaining rental property) in October 1994.

         Interest income decreased $83,779 for the nine months ended September 30, 1995, compared to the same period in the prior year, due to the payoff of a note receivable in August 1994.

         General and administrative expenses increased $13,665 and $18,496 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in the prior year, due to increased accounting, legal, and registrar expenses which were offset in part by decreased shareholder relations expenses.

         Loss on disposal of note receivable of $199,297 for the three months and nine months ended September 30, 1994 represents an 8% discount given in exchange for the early payoff in August 1994 of a note receivable acquired through the sale of the Goethe Road property.




LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has met its liquidity needs through cash reserves and operating income. The Partnership currently has no material commitments and anticipates that these sources will continue to be adequate to meet the Partnership's future liquidity needs.

                          PART II.  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION

          On August 29, 1995, the Partnership instituted judicial foreclosure proceedings against W & F Building Maintenance ("W & F"), who was in possession of the property located at 4350 Warehouse Court in Sacramento, California. W & F had defaulted on the Note in favor of the Partnership, and the Partnership sought to enforce the terms of the Deed of Trust also in its favor. On August 31, 1995, the Court appointed a Receiver to operate and manage the property during the pendency of the foreclosure. That appointment was subsequently confirmed by the Court on September 11, 1995. Thus far, the receivership has been in possession of the property, has been collecting rents, and has reported to the court periodically. A Notice of Default was recorded on November 3, 1995. Currently, the parties are attempting to resolve all issues by way of some sort of global settlement involving a potential tenant for the premises.

ITEM 6:   REPORTS ON FORM 8-K

          The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COMMONWEALTH GROWTH FUND II
                             -----------------------------------------
                                            (Registrant)



    11/6/95                            /S/    JEFFREY BERGER
----------------             -----------------------------------------
      Date                                  Jeffrey Berger
                                      Individual General Partner


    11/6/95                            /S/   JEFFREY BERGER
----------------             -----------------------------------------
      Date                                  Jeffrey Berger
                                 President, Managing General Partner