Form 10-K
period 1995-12-31
COMMONWEALTH GROWTH FUND II
filed 1996-04-03
CIK 810387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X]      Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended         December 31, 1995
                                       or
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [No Fee Required]
         For the transition period from

Commission file Number                  0-15363

          COMMONWEALTH GROWTH FUND II, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified on its charter)

            California                                            68-0088748
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

705 University Avenue, Sacramento, California                       95825
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (916) 929-5433

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                       Name of each exchange on
                                                       which registered
                 NONE                                        NONE

          Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

The aggregate market value of the voting units of limited partnership interest held by nonaffiliates of the registrant outstanding at March 31, 1996, was $9,193,960.(1)

The number of Units outstanding at March 31, 1996 was 459,698.
                      Documents Incorporated by Reference:
                                      NONE

- ----------------------------
  (1) Based solely on the original offering price of $20.00 per unit, as there is no secondary trading market in the Units.

                                             Sequential Page No.: 1 of 32
                                             Exhibit Index: Sequential Page 31

COMMONWEALTH GROWTH FUND II
December 31, 1995

                                                                           Page

                                     PART I

Item 1.  Business                                                            1

Item 2.  Properties                                                          3

Item 3.  Legal Proceedings                                                   4

Item 4.  Submission of Matters to a Vote of Security
           Holders                                                           4

                                     PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                                       5

Item 6.  Selected Financial Data                                             5

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                        6

Item 8.  Financial Statements and Supplementary Data                         7

Item 9.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure                            7

                                    PART III

Item 10. Directors and Executive Officers of the
           Registrant                                                       17

Item 11. Executive Compensation                                             18

Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                                   19

Item 13. Certain Relationships and Related Transactions                     19

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                              20

- --------------------------------------------------------------------------------
                                     PART I
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         Commonwealth Growth Fund II, a California limited partnership (the "Partnership" or "Growth Fund II"), was organized as a California limited partnership in December 1985. The managing general partner and individual general partner are B & B Property Investment, Development and Management Company, Inc. ("B & B" or the "Managing General Partner") and Jeffrey B. Berger, respectively (collectively referred to as, the "General Partners"). The Partnership's primary objectives, in order of priority, are (a) to preserve and protect the invested capital of limited partners; (b) to benefit from appreciation in the value of acquired properties; (c) to generate cash from operations which may be distributed to the partners; and (d) to provide income tax deductions, including depreciation, in excess of income, which deductions, if provided, will shelter the Partnership's cash distributions to the limited partners from income tax.

         The Partnership operates pursuant to its Agreement of Limited Partnership ("Partnership Agreement") and a statement of investment objectives and policies, which direct the Partnership in acquiring, improving, operating and holding for investment various types of real property investments. In its capacity as Managing General Partner of the Partnership, B & B supervised the sale of the units of limited partnership interest (the "Units") and identified and negotiated investment opportunities for the Partnership. B&B continues to supervise the development, improvement and operation of the Partnership's properties and oversees the refinancing and sale of the Partnership's properties.

         The Partnership is no longer investing or reinvesting in real property investments. Although the Partnership Agreement permits reinvestment of proceeds from property dispositions, the Partnership has determined not to reinvest such proceeds except to the extent necessary to protect Partnership assets. Accordingly, the Partnership is now in an operating and liquidation phase. Proceeds from the disposition of any of the Partnership's assets will be distributed to partners.

         During the year ended December 31, 1995, no real property investments were sold.

         At December 31, 1995, the Partnership owned the notes receivable collateralized by deeds of trust on real property specified in Note 4 of Notes to Financial Statements and in Schedule XII. Since its inception, the Partnership has been involved in only one industry segment: acquiring, operating, developing and holding real properties for investment and making loans collateralized by real property and improvements in connection with these activities. Revenues, net income and assets relating to this industry segment are set forth in the Partnership's financial statements.

         The Partnership offered its Units to California residents from February 14, 1986 until August 3, 1987. During that period, the Partnership sold 459,698 Units for total gross proceeds of $9,193,960.

         During the last three years, the following sources have contributed to the Partnership's total income:

                                                    Years Ended December 31,
Percent of Total Income From:                   1995          1994          1993
                                                ----          ----          ----
Rental income                                     1%           32%           58%

Interest income                                  99%           68%           42%

Gain on sale                                     --            --            --

         The real estate market is highly competitive and results of operations of the Partnership will depend upon the comparative yields available from time to time on real estate and other investments. These factors, in turn, are influenced to a large extent by the type of investment involved, the condition of the money market, the nature and geographical location of the property, competition and other factors.

         The success of the Partnership also depends upon factors generally applicable to the real estate investment market, including general trends in the economy, construction costs, changes in income tax laws, increases or decreases in operating expenses, governmental regulations, real estate market fluctuations, shifts in industrial centers, population trends, legislation and the ability of the Partnership to keep its properties leased at profitable levels.

         The rules and regulations adopted by various agencies of federal, state or local governments relating to environmental controls and the development and operation of real property may adversely affect the properties currently owned by the Partnership. While the Partnership does not believe environmental controls have had a material impact on its activities, there can be no assurance that the Partnership will not be adversely affected by such controls in the future.

         The Partnership presently has no employees. The Managing General Partner provides administrative services for the Partnership and manages the Partnership's properties.

Recent And Proposed Tax Legislation

         Since 1986, significant tax legislation has been enacted into law each year (except for the year 1991). The Omnibus Budget Reconciliation Act of 1993 enacted significant tax changes that include (i) modifying the passive loss rules for persons in certain real estate trades or businesses, (ii) relaxing the restrictions on pension plan investments in real estate, (iii) extending the depreciable life of nonresidential real estate, (iv) increasing the individual tax rates to 36 percent for certain high income taxpayers and adding a 10 percent surtax for certain higher income taxpayers, for a total possible nominal marginal individual tax rate of 39.6 percent, (v) increasing the tax rate from 34 percent to 35 percent for highly profitable corporations, (vi) reducing the deductible portion of meals and entertainment expenses from 80 percent to 50 percent, (vii) disallowing the deduction for compensation in excess of $1 million to individuals (unless linked to productivity), (viii) improving compliance with the tax laws, (ix) initiating a broad-based tax on all types of energy, including fuel oil, coal and natural gas, (x) creating a permanent small business tax credit and a temporary marginal investment tax credit for all qualifying tangible personal property investments, (xi) simplifying and enhancing depreciation provisions for companies subject to the alternative minimum tax, and (xii) providing relief from a portion of the gain from capital gains tax for investors in small businesses.

         The Internal Revenue Service ("IRS") has not yet issued regulations to carry out numerous provisions enacted as part of the tax legislation passed since 1986. Nor has the IRS addressed the issues relating to the application of some of the new tax rules to partnerships or their partners. Until such regulations are issued by the IRS, it is difficult to gauge what impact, if any, such new legislation may have on entities such as the Partnership and its partners.

ITEM 2. PROPERTIES

Recent Dispositions of Partnership Properties

         No partnership properties were sold during the year ended December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

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

         Subsequent to year-end, the foreclosure action against W & F has been resolved. A third party purchased the Note and Deed of Trust from the Partnership, and all disputes, contentions and claims were released as between the litigants to the foreclosure action. The Receivership was thereupon terminated, and the foreclosure proceedings were suspended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

- --------------------------------------------------------------------------------
                                    PART II
- --------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Partnership offered its Units to California residents from February 1986 until August 1987. There is no public trading market for the Units.

         As of December 31, 1995, there were 1,641 record holders of Units. There are no outstanding options or warrants to purchase, or securities convertible into, Units. The Partnership has not entered into any agreements to register any Units under the Securities Act of 1933.

         The Partnership has paid the following distributions since its inception:

                                   Aggregate           Distribution Per
            Record Date          Distribution        Limited Partner Unit
            -----------          ------------        --------------------
              9/30/86              $ 23,301            None to $0.20
              4/14/90              $399,937                 $0.87
              3/15/91              $459,698                 $1.00
              2/07/92              $459,698                 $1.00
              2/28/93            $1,149,245                 $2.50
              2/01/94              $459,698                 $1.00
             10/03/94            $2,413,414                 $5.25
             12/04/95              $114,924                 $0.25


ITEM 6.  SELECTED FINANCIAL DATA

         The following represents selected financial data for Commonwealth Growth Fund II for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the other financial statements and related notes included elsewhere herein.

                                                    Years Ended
                          --------------------------------------------------------------
                           12/31/95      12/31/94     12/31/93     12/31/92     12/31/91
                          ----------    ---------    ---------    ---------    ---------
Revenues                  $  263,293      573,888      722,245    1,010,142      888,569
Net (loss) income(1)(2)   $  112,589     (448,106)     216,177      648,269      275,553
Total assets              $3,702,944    3,705,279    7,101,276    8,152,268    7,978,129

Net (loss) income
per limited
partnership unit                $.23         (.98)         .40         1.34          .57

Cash distributions
per limited
partnership unit                $.25         6.25         2.50         1.00         1.00

    (1) Includes net (loss) gain from disposal of rental properties and notes receivable of $0, $(627,468), $(109,528) and $90,183 in 1995, 1994,
         1993 and 1992, respectively.

    (2)  Includes valuation losses of $139,967 in 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         From February 1986 to August 1987, the Partnership sold 459,698 Units for $20.00 per Unit. The net proceeds from the sale of Units, after deducting selling commissions and other costs of the offering, were $7,663,402. The Partnership has met its liquidity needs through operating income, cash reserves, borrowings collateralized by deeds of trust on its properties, unsecured borrowing and collection of notes receivable. The Partnership has no unfunded material commitments for 1996. The Partnership anticipates that operating income and collection of notes receivable will be adequate to meet future liquidity needs.

Results of Operations

1995 vs. 1994

         Net income increased $560,695 from 1994 to 1995 due to the loss on disposal of the Southland Park Drive property in October of 1994. The sale of this property also attributed to the decrease from 1994 to 1995 in rental income ($182,662 or 98%), depreciation ($38,069 or 100%), and operating expenses ($231,044 or 92%). Interest income decreased $127,933 (33%) from 1994 to 1995 as a result of the payoff of a note receivable in August of 1994. General and administrative expenses increased $25,541 (24%) from 1994 to 1995 primarily due to increased legal expenses relating to the foreclosure proceedings as discussed in Item 3. Legal Proceedings.

1994 vs. 1993

         Net income decreased $664,283 (159%) from 1993 to 1994 as a result of the sale of 9700 Goethe Road in May of 1993 and the sale of Southland Park Drive in October of 1994. The sale of these two properties also attributed to the decrease from 1993 and 1994 in rental income ($231,083) and depreciation ($47,048). Operating expenses increased $1,932 (1%) from 1993 to 1994 due to increased leasing expenses in connection with the leasing of 2,661 square feet to two new tenants in July of 1994 at Southland Park Drive, increased note receivable collection fees, and landscape renovation costs in August of 1994. These increases were offset in part by decreased operating expenses resulting from the sale of Southland Park Drive in October of 1994. Interest income increased $82,726 (27%) as a result of notes receivable acquired through the sale of 9700 Goethe Road in May of 1993 and the sale of Southland Park Drive in October of 1994. General and administrative expenses increased $51,954 (98%) from 1993 to 1994 primarily due to increased accounting and consulting & appraisal costs.

Future Operations

         The Partnership is no longer investing or reinvesting in real property investments, however, it is continuing to improve the investments it already owns. Although the Partnership Agreement permits reinvestment of proceeds from dispositions of Partnerships properties, the Partnership has determined not to reinvest such proceeds except to the extent necessary to protect Partnership assets. Accordingly, the Partnership is now in an operations and liquidation phase. Proceeds from the disposition of any of the Partnership's assets will be distributed to partners.

Impact of Inflation

         The Partnership's operations have not been materially affected by inflation. The rate of inflation has been relatively low since the Partnership commenced operations in May 1986.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----

Independent Auditors' Report                                               8

Balance Sheets
    December 31, 1995 and 1994                                             9

Statements of Income
    Years Ended December 31, 1995, 1994 and 1993                          10

Statements of Cash Flows
    Years Ended December 31, 1995, 1994 and 1993                          11

Statements of Partners' Equity
    Years Ended December 31, 1995, 1994 and 1993                          12

Notes to Financial Statements                                          13-16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          [WARNER M.MEYER LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT




The Partners
Commonwealth Growth Fund II:


We have audited the accompanying balance sheet of Commonwealth Growth Fund II as of December 31, 1995 and the related statements of operations, partners' equity and cash flows for the year then ended. In connection with our audit of the financial statements, we also have audited the accompanying financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Growth Fund II at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presently fairly, in all material respects, the information set forth therein.



/s/ WARNER M. MEYER
March 31, 1996

                          COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                                              1995          1994
                                                          -----------     ---------
                                     ASSETS

Land                                                      $   160,000       160,000
Notes receivable                                            3,019,038     3,054,869
Cash                                                          438,182       430,596
Other assets                                                   85,724        59,814
                                                          -----------     ---------
    Total assets                                          $ 3,702,944     3,705,279
                                                          ===========     =========




                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                   $     6,049          --
  Deferred gain                                                69,739        69,739
                                                          -----------     ---------
    Total liabilities                                          75,788        69,739
                                                          -----------     ---------


Partners' Equity:
  General partners' equity                                    (37,505)      (37,086)
  Limited partners' equity; authorized 1,000,000 units;
    issued and outstanding 459,698 in 1994 and 1993         3,664,661     3,672,626
                                                          -----------     ---------
      Total partners' equity                                3,627,156     3,635,540
                                                          -----------     ---------
      Total liabilities and partners' equity              $ 3,702,944     3,705,279
                                                          ===========     =========

See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                           STATEMENTS OF INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                      1995          1994          1993
                                                   ---------      --------      --------
Rental income                                      $   3,192       185,854       416,937

Expenses:
  Operating expenses                                  20,411       251,455       249,523
  Interest                                              --             250         9,102
  Depreciation and amortization                         --          38,069        85,117
                                                   ---------      --------      --------

    (Loss) income from rental operations             (17,219)     (103,920)       73,195

Interest income                                      260,101       388,034       305,308

General and administrative expenses                  130,293       104,752        52,798
                                                   ---------      --------      --------

    Net income before loss on
    sale of rental properties                        112,589       179,362       325,705

Loss on disposal of rental properties and
  notes receivable                                      --        (627,468)     (109,528)
                                                   ---------      --------      --------

    Net income (loss)                                112,589      (448,106)      216,177

Allocated to general partners                          5,630         2,693        31,306
                                                   ---------      --------      --------

    Allocated to limited partners                  $ 106,959      (450,799)      184,871
                                                   =========      ========      ========

Net income (loss) per Limited Partnership unit     $    0.23         (0.98)         0.40
                                                   =========      ========      ========



See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                            1995           1994            1993
                                                         ---------      ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                      $ 112,589        (448,108)        216,177
                                                         ---------      ----------      ----------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                           --            38,070          85,117
      Loss on disposal of rental properties and
      notes receivable                                        --           627,468         109,528

   Changes in other assets and liabilities:
      (Increase) decrease in other assets                  (25,910)         51,462          20,005
      Increase (decrease) in accounts payable and
        accrued expenses                                     6,049          (1,799)        (44,626)
      Decrease in security deposits                           --           (14,630)         (7,580)
                                                         ---------      ----------      ----------

      Total adjustments to net income                      (19,861)        700,571         162,444
                                                         ---------      ----------      ----------

      Net cash provided by operating activities             92,728         252,463         378,621
                                                         ---------      ----------      ----------

Cash flows from investing activities:
  Purchases of and improvements to rental properties          --          (131,007)        (82,234)
  Proceeds from the sale of rental properties                 --         1,306,000         495,817
  Acquisition of properties                                   --          (160,000)           --
  Investment in notes receivable                              --        (1,096,000)           --
  Collections on notes receivable                           35,831       2,294,887           5,816
                                                         ---------      ----------      ----------

      Net cash provided by investing activities             35,831       2,213,880         419,399
                                                         ---------      ----------      ----------

Cash flows from financing activities:
  Distributions to partners                               (120,973)     (2,931,460)     (1,180,861)
                                                         ---------      ----------      ----------

      Net cash used by financing activities               (120,973)     (2,931,460)     (1,180,861)
                                                         ---------      ----------      ----------

      Net increase (decrease) in cash                        7,586        (465,117)       (382,841)

Cash, beginning of year                                    430,596         895,713       1,278,554
                                                         ---------      ----------      ----------

Cash, end of year                                        $ 438,182         430,596         895,713
                                                         =========      ==========      ==========

See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  GENERAL        LIMITED
                                 PARTNERS       PARTNERS         TOTAL
                                 --------      ----------      ----------
Balance at December 31, 1992     $ 18,879       7,960,912       7,979,791

Net income                         31,306         184,872         216,178
                                 --------      ----------      ----------

Distributions                     (31,616)     (1,149,245)     (1,180,861)

Balance at December 31, 1993       18,569       6,996,539       7,015,108

Net loss                            2,693        (450,801)       (448,108)

Distributions                     (58,349)     (2,873,112)     (2,931,461)
                                 --------      ----------      ----------

Balance at December 31, 1994      (37,087)      3,672,626       3,635,539

Net income                          5,630         106,959         112,589

Distributions                      (6,049)       (114,924)       (120,973)
                                 --------      ----------      ----------

Balance at December 31, 1995     $(37,506)      3,664,661       3,627,155
                                 ========      ==========      ==========

See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  ORGANIZATION AND PARTNERSHIP AGREEMENT

Commonwealth Growth Fund II (the Partnership) is a Limited Partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell real property investments. The Partnership was organized in December 1985 and commenced operations in May 1986 when subscription for the minimum of 58,825 ($1,176,500) Limited Partnership units (Units) had been obtained. The Managing General Partner is B&B Property Investment, Development and Management Company, Inc., a California corporation (B&B), and Jeffrey B. Berger is the Individual General Partner. Each general partner made an initial capital contribution of $5,000.

Profits, losses and cash distributions from operations for financial and income tax reporting purposes are allocated 5% to the General Partners and 95% to the Limited Partners. Profits, losses and cash distributions from sale or refinancing of Partnership properties are allocated in accordance with the Partnership Agreement.

(b)  BASIS OF PRESENTATION

The Partnership prepares its financial statements in accordance with generally accepted accounting principles. Accordingly, revenues are recognized when earned and expenses are recognized when incurred.

(c)  RENTAL PROPERTIES

Rental properties are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the rental properties which is 31 years. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

                           COMMONWEALTH GROWTH FUND II

                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

(d)  NET INCOME PER LIMITED PARTNERSHIP UNIT

The net income per Limited Partnership unit is computed based on the weighted average number of Units outstanding during the year. The weighted average number of units were 459,698 for 1995, 1994, and 1993.

(e)  INCOME TAXES

A provision for federal and state income taxes is not included in the accompanying financial statements because the Partnerships' income, deductions, credits and other items are allocated to the individual partners for inclusion in their income tax returns.

(f)  LEASING COMMISSIONS AND LOAN FEES

Leasing commissions and loan fees paid are included in other assets. Leasing commissions are amortized over the lease term and loan fees are amortized over the term of the loan using the straight-line method.

(g)  SALES OF REAL ESTATE

The Partnership complies with the provisions of Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the statement.

(2)  TRANSACTIONS WITH THE MANAGING GENERAL PARTNER

The Managing General Partner is entitled to receive a 3% fee on a sale of Partnership property provided all Limited Partners have received distributions equal to their original capital contributions plus a 6% cumulative return. Property management responsibilities of the Partnership are provided by B&B Property Investments, Inc. (B&B Property), a wholly-owned subsidiary of B&B. Property management fees were $12,957, $31,505 and $27,997 for 1995, 1994 and 1993, respectively.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

(3)  RENTAL PROPERTIES

At December 31, 1995 and 1994, respectively, the Partnership had no investments in rental properties.

(4)  NOTES RECEIVABLE

The Partnership has invested in a variety of notes collateralized by deeds of trust. Generally, the notes are collateralized by properties in California.

Notes receivable consist of the following:

                                                     DECEMBER 31,
                                               ------------------------
                                                   1995         1994
                                               ----------     ---------
Note receivable, interest at 10% per
 annum payable monthly, principal due
 and payable October, 1996, collateralized
 by a first deed of trust                      $  358,869       358,869

Note receivable, interest at 10% per
 annum payable monthly, principal due
 and payable October, 1992, collateralized
 by a first deed of trust. Note has been
 paid as of February 14, 1996                   1,564,169     1,600,000

Note receivable, interest at 8.5% per
 annum payable monthly, principal due
 and payable October, 2001, collateralized
 by a first deed of trust                       1,096,000     1,096,000
                                               ----------     ---------

                                               $3,019,038     3,054,869
                                               ==========     =========

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

(5)  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the income tax method of accounting is as follows:

                                                1995            1994            1993
                                           -----------      ----------      ----------
Net income - financial                     $   112,589        (448,108)        216,177
Increases (reductions) to taxable
income resulted from:
  Tax gain (loss) in excess of book
    from gain on sale of properties               --            33,268           8,510
  Accelerated depreciation                        --              --              --
                                           -----------      ----------      ----------
  Net income - income tax method           $   112,589        (414,840)        224,687
                                           ===========      ==========      ==========

Taxable income per Limited Partnership
  Unit after giving effect to the
  taxable income allocated to the
  general partner                          $       .23            (.90)            .40
                                           ===========      ==========      ==========

Partners' equity                           $ 3,627,156       3,635,539       7,015,108
Increases (reductions) resulting from:
  Tax gain in excess of book gain on
    sale of properties                         547,158         547,158         513,890
  Nondeductible valuation losses and
    reserves                                   153,783         153,783         153,783
  Accelerated depreciation                     (51,443)        (51,443)        (51,443)
  Selling expenses for Partnership
    units                                    1,530,546       1,530,546       1,530,546
                                           -----------      ----------      ----------
Partners' equity - income tax method       $ 5,807,200       5,815,583       9,161,884
                                           ===========      ==========      ==========

(6)  STATEMENTS OF CASH FLOWS SUPPLEMENTARY INFORMATION

None.

- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Management of the Partnership

         The Managing General Partner has exclusive management and control of the affairs of the Partnership and has general responsibility for and final authority in all matters affecting the Partnership's business. In order to protect the limited partners from personal liability as general partners, the limited partners have no right to participate in management or control of the Partnership's business or affairs other than to exercise limited voting rights as provided in the Partnership Agreement. Historically, the Managing General Partner's specific responsibilities have included (1) locating and evaluating properties suitable for investment; (2) negotiating and entering into agreements on behalf of the Partnership with respect to the acquisition, development and disposition of such properties; and (3) operating the properties owned by the Partnership. The Managing General Partner determines, based upon a regular review of available financing and of the real estate markets in the areas in which the Partnership's properties are located and elsewhere, whether or not and at what time it is in the best interests of the Partnership to sell or refinance properties. At such time as the Managing General Partner determines to sell or refinance a property, it may employ others, including its affiliates, to locate potential purchasers or lenders and otherwise assist in the sale or refinancing.

         By executing the Subscription Agreement and the Partnership Agreement, limited partners granted the Managing General Partner the right to admit, in its sole discretion without further concurrence of the limited partners, any person, including any affiliate, as an additional general partner of the Partnership so long as such action does not increase the interest of the General Partners as a group or the fees, commissions and other payments to the General Partners as a group over the amounts provided for in the Partnership Agreement.

         The officers and directors of the Managing General Partner are as follows:

                                                                             Served as Officer
Name                               Age            Position                   or Director Since
- ----                               ---            --------                   -----------------
Jeffrey B. Berger                   43        Chairman of the                     1976
                                              Board and President

Resumes of Managing General Partner's Key Management

         The following is a brief description of the background and experience of the officers and directors of the Managing General Partner:

         Jeffrey B. Berger. Mr. Berger is the Chairman of the Board of Directors of the Managing General Partner and the individual General Partner of the Partnership. He was President of the Managing General Partner from 1976 until 1990 and from 1992 to date. Mr. Berger has over 22 years of experience in real estate and business management and marketing. Mr. Berger served as Chairman of the Board of Trustees of Commonwealth Equity Trust USA, a California real estate investment trust ("CET USA") from 1986 to 1991, as Chairman of the Board of Trustees of Cal REIT from 1988 to 1991 and as Chairman of the Board of Director of BBR from 1988 to 1991. Mr. Berger also formerly was President and Chairman of the Board of Directors of The B.B. Real Estate Investment Corporation ("B.B. Real Estate"), a majority owned subsidiary of CET, which merged with and into Cal REIT in July 1989. Mr. Berger holds a B.A. degree from the University of California at Davis and a J.D. degree from Western State University College of Law. He is a member of the State Bar of California and the American Bar Association.

         The business address of each of the foregoing persons is in care of the Managing General Partner.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any employees. The Partnership's business is conducted by the Managing General Partner, which is entitled to acquisition fees, property management fees, sales fees, placement fees, a subordinated incentive fee and an interest in the Partnership. All of such fees are provided for in Article 6 of the Partnership Agreement. The Managing General Partner's fees totalled $12,957 in 1995.

         In addition, the General Partners are entitled to be reimbursed for out-of-pocket expenses incurred on behalf of the Partnership and paid to non-affiliated persons. To partially defray the direct costs to the Managing General Partner of performing administrative and transfer agency services for the Partnership, including non-supervisory salaries incurred in performing such services for the Partnership and salaries for those who perform services for the Partnership which could be performed by independent parties, such as legal, accounting, transfer agent, partner relations, data processing, duplicating, tax return preparation and reporting services, the Partnership advanced 5% of the gross proceeds of the offering of the Units to the Managing General Partner during the offering period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No executive officer or director of the Managing General Partner owns any Units. The Managing General Partner and Mr. Berger each contributed $5,000 to Partnership capital accounts; however, no securities were issued in respect thereof. No person is known to the Partnership to own beneficially more than 5% of the Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

- --------------------------------------------------------------------------------
                                     PART IV
- --------------------------------------------------------------------------------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements                                               Page
                                                                           ----

Independent Auditors' Report                                                 8

Balance Sheets
  December 31, 1995 and 1994                                                 9


Statements of Operations
  Years ended December 31, 1995, 1994 and 1993                              10


Statements of Cash Flows
  Years ended December 31, 1995, 1994 and 1993                              11


Statements of Partners' Equity
  Years ended December 31, 1995, 1994 and 1993                              12


Notes to Financial Statements                                            13-16

(a) (2) Financial Statement Schedules

Schedule X    Supplementary Income Statement
              Information                                                   23

Schedule XI   Real Estate and Accumulated
              Depreciation                                               24-25

Schedule XII  Mortgage Loans on Real Estate                              26-27

The statements and schedules referred to above should be read in conjunction with the financial statements and notes to financial statements included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.

(a) (3) List of Exhibits

    Item Number       Description

              3 Second Amended and Restated Agreement of Limited Partnership of Commonwealth Growth Fund II (previously filed with the Commission as Exhibit 3.0 to the Partnership's Form 10-K for the year ended December 31, 1987 and incorporated herein by reference)

              4       See Sections 5, 7, 8 and 9 of Exhibit 3

              10.1 Purchase and Sale Agreement for 700 University Avenue dated January 6, 1989 by and between Commonwealth Growth Fund II, as seller, and Max H. Hoseit, as buyer (previously filed with the Commission as Exhibit 10 to the Partnership's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)

              10.2 Real Estate Purchase Contract and Deposit Receipt for Warehouse Court dated July 31, 1989 by and between Commonwealth Growth Fund II, as seller, and Joseph H. and Nancy B. Pierce and W. & F. Building Maintenance Company, Inc., as buyers (previously filed with the Commission as Exhibit 10.2 to the Partnership's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

              10.3 Purchase and Sale Agreement for 7200 Southland Park Drive dated July 27, 1989 by and between Commonwealth Growth Fund II, as seller, and Andrew M. Hazen, as buyer (previously filed with the Commission as Exhibit 10.3 to the Partnership's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

              10.4 Purchase and Sale Agreement for 715-735 University Avenue dated March 30, 1989 by and between Commonwealth Growth Fund II, as seller, and David Pick, as buyer (without exhibits) (previously filed with the Commission as Exhibit
                      10.4 to the Partnership's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

              10.5 Purchase and Sale Agreement for 4210 Roseville Road dated May 18, 1992 by and between Commonwealth Growth Fund II, as seller, and John and Marian Fox, as buyer (without exhibits) (previously filed with the Commission as Exhibit
                      10.5 to the Partnership's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

              10.6 Purchase and Sale Agreement for 9700 Goethe Road dated April 12, 1993 by and between Commonwealth Growth Fund II, as seller, and Steve Gold and Howard Goldenberg, as buyers (previously filed with the Commission as Exhibit 10.6 to the Partnership's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

- --------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE X  -  SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
- --------------------------------------------------------------------------------

                                 CHARGED TO COSTS AND EXPENSES
         ITEM                       YEARS ENDED DECEMBER 31,
- ------------------------       ----------------------------------

                                1995          1994          1993
                               ------        ------        ------
Real estate taxes              $2,342        14,243        46,890

Repairs and maintenance          --           7,709        35,324

- --------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
- --------------------------------------------------------------------------------

         COLUMN A                COLUMN B                COLUMN C                       COLUMN D
- -----------------------------  ------------     ----------------------------  ----------------------------
                                                                                  COST CAPITALIZATION
                                                 INITIAL COST TO PARTNERSHIP    SUBSEQUENT TO ACQUISITION
                                                ----------------------------  ----------------------------
                                                                BUILDINGS,
                                                              IMPROVEMENTS,
                                                              AND PERSONAL
         DESCRIPTION           ENCUMBRANCES       LAND          PROPERTY      IMPROVEMENTS   CARRYING COST
- -----------------------------  ------------     --------      -------------   ------------   -------------
LAND:

Sunrise Blvd. & Whiterock Rd.
  Sacramento, California           None         $160,000            --              --             --


         COLUMN A                           COLUMN E                     COLUMN F      COLUMN G    COLUMN H       COLUMN I
- -----------------------------  ------------------------------------    ------------  ------------  --------   ----------------

                                      GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD                                                  LIFE ON WHICH
                               ------------------------------------                                            DEPRECIATION IN
                                                                                                              LATEST STATEMENT
                                           BUILDINGS AND                ACCUMULATED    DATE OF       DATE       OF INCOME IS
         DESCRIPTION            LAND       IMPROVEMENTS      TOTAL     DEPRECIATION  CONSTRUCTION  ACQUIRED       COMPUTED
- -----------------------------  -------     -------------    -------    ------------  ------------  ---------  ----------------
LAND:

Sunrise Blvd. & Whiterock Rd.
  Sacramento, California       160,000          --          160,000         --           --          10/94           n/a

- --------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------


Reconciliation of total real estate carrying values for the three years ended December 31, 1995, 1994 and 1993 are as follows:

                                               1995          1994            1993
                                             --------     ----------      ----------
ASSET RECONCILIATION:

  Balance, beginning of year                 $160,000      1,940,958       5,378,708

  Additions:

     Cost of real estate acquired                --          160,000            --

  Deletions:

     Cost of properties sold                     --       (1,940,958)     (3,437,750)
                                             --------     ----------      ----------
  Balance, end of year                       $160,000        160,000       1,940,958
                                             ========     ==========      ==========

ACCUMULATED DEPRECIATION RECONCILIATION:

  Balance, beginning of year                 $   --          309,724         627,477

  Additions:

     Depreciation                                --           38,069          85,117

  Deletions:

     Accumulated depreciation on
       properties sold                           --         (347,793)       (402,870)
                                             --------     ----------      ----------
  Balance, end of year                       $      0              0         309,724
                                             ========     ==========      ==========

- --------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (NOTES RECEIVABLE COLLATERALIZED
               BY  DEEDS OF TRUST)
DECEMBER 31, 1995
- --------------------------------------------------------------------------------

       COLUMN A             COLUMN B  COLUMN C           COLUMN D          COLUMN E    COLUMN F    COLUMN G         COLUMN H
- --------------------------  --------  --------  -------------------------- --------  -----------  ----------  ---------------------

                                                                                                   CARRYING   PRINCIPAL AMOUNT OF
                                       FINAL                                         FACE AMOUNT  AMOUNT OF     LOAN SUBJECT TO
                            INTEREST  MATURITY                              PRIOR      OF NOTE       NOTE     DELINQUENT PRINCIPAL
      DESCRIPTION             RATE      DATE      PERIODIC PAYMENT TERMS    LIENS     RECEIVABLE  RECEIVABLE      OR INTEREST
- --------------------------  --------  --------  --------------------------  -----    -----------  ----------  ---------------------
FIRST DEEDS OF TRUST:

  Warehouse/office            10.00%   1992     Monthly payments amortized    -      $1,600,000    1,564,169        1,564,169
    Sacramento, California                           over 36 months

  Office building             10.00%   1996     Monthly interest payments     -         358,869      358,869             None
    Sacramento, California                           only

  Commercial building          8.50%   2001     Monthly interest payments     -       1,096,000    1,096,000             None
    Sacramento, California                           only
                                                                                     ----------    ---------        ---------

                                                                                     $3,054,869    3,019,038        1,564,169
                                                                                     ==========    =========        =========

- --------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
(NOTES RECEIVABLE COLLATERALIZED BY DEEDS OF TRUST)
- --------------------------------------------------------------------------------

A summary of activity for notes receivable collateralized by deeds of trust for the three years ended December 31, 1995, 1994, and 1993 are as follows:

                                    1995            1994            1993
                                -----------      ----------      ----------
BALANCE, BEGINNING OF YEAR      $ 3,054,869       4,453,052       1,958,869

Additions:

   New loans                           --         1,096,000       2,500,000

Deletions:

   Collections of principal         (35,831)     (2,494,183)         (5,817)
                                -----------      ----------      ----------

BALANCE, END OF YEAR            $ 3,019,038       3,054,869       4,453,052
                                ===========      ==========      ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMONWEALTH GROWTH FUND II, a
                                       California Limited Partnership

Dated:  April 1, 1996                  By: /s/ Jeffrey B. Berger
                                          --------------------------------------
                                           Jeffrey B. Berger, General Partner




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       COMMONWEALTH GROWTH FUND II, a
                                       California Limited Partnership

                                       By:   B & B Property Investment,
                                             Development and Management Company,
                                             Inc., Its General Partner

Dated:  April 1, 1996                       /s/ Jeffrey B. Berger
                                            ------------------------------------
                                            Jeffrey B. Berger, Chairman of the
                                            Board of Directors and President

                                       By:  Jeffrey B. Berger,
                                            Its Individual General Partner

Dated:  April 1, 1996                       /s/ Jeffrey B. Berger
                                            ------------------------------------
                                            Jeffrey B. Berger

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  EXHIBIT INDEX

                                       For

                           COMMONWEALTH GROWTH FUND II

                                  EXHIBIT INDEX

Exhibit                                                           Sequentially
Number   Exhibit                                                  Numbered Page
- ------   -------                                                  -------------

  3      Second Amended and Restated Agreement of                          N/A
         Limited Partnership of Commonwealth Growth
         Fund II (previously filed with the
         Commission as Exhibit 3.0 to the
         Partnership's Form 10-K for the year ended
         December 31, 1987 and incorporated herein by reference)


  4      See Sections 5, 7, 8 and 9 of Exhibit 3                           N/A


 10.1    Purchase and Sale Agreement for 700                               N/A
         University Avenue dated January 6, 1989 by and between Commonwealth Growth II, as Seller, and Max H. Hoseit, as Buyer
         (previously filed with the Commission as Exhibit 10 to the Partnership's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)


 10.2    Real Estate Purchase Contract and Deposit                         N/A
         Receipt for Warehouse Court dated July 31,
         1989 by and between Commonwealth Growth
         Fund II, as seller, and Joseph H. and Nancy
         B. Pierce and W. & F. Maintenance Company,
         Inc., as buyers (previously filed with the Commission as Exhibit 10.2 to the Partnership's Form 10-K for the year ended
         December 31, 1989 and incorporated herein by reference)


 10.3    Purchase and Sale Agreement for 7200                              N/A
         Southland Park Drive dated July 27, 1989 by and between Commonwealth Growth Fund II as seller, and Andrew M. Hazen, as buyer
         (previously filed with the Commission as Exhibit 10.3 to the Partnership's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

 10.4   Purchase and Sale Agreement for 715-735                            N/A
        University Avenue dated March 31, 1989 by and between Commonwealth Growth Fund II, as seller, and David Pick, as buyer (without exhibits) (previously filed with the
        Commission as Exhibit 10.4 to the
        Partnership's Form 10-K for the year ended
        December 31, 1989 and incorporated herein by reference)


 10.5   Purchase and Sale Agreement for 4210                               N/A
        Roseville Road dated May 18, 1992 by and between Commonwealth Growth Fund II, as seller, and John and Marian Fox, as buyer
        (without exhibits) (previously filed with the Commission as Exhibit 10.5 to the Partnership's Form 10-K for the year ended
        December 31, 1992 and incorporated herein by reference)


 10.6   Purchase and Sale Agreement for 9700 Goethe                        N/A
        Road dated April 12, 1993 by and between Commonwealth Growth Fund II, as seller, and
        Steve Gold and Howard Goldenberg, as buyers
        (previously filed with Commission as Exhibit
        10.6 to the Partnership's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)