Form 10-Q
period 1996-03-31
COMMONWEALTH GROWTH FUND II
filed 1996-05-23
CIK 810387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934




For Quarter Ended March 31, 1996                  Commission file number 0-15363
                  --------------                                         -------




                      COMMONWEALTH GROWTH FUND II
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          California                                             68-0088748
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)



          705 University Avenue, Suite A, Sacramento, California 95825
        ----------------------------------------------------------------
        (Address of registrant's principal executive offices) (Zip Code)


                                 (916) 929-5433
               ---------------------------------------------------
               (Registrants telephone number, including area code)







         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X  Yes          No
                               ---          ---

                           COMMONWEALTH GROWTH FUND II



                                      INDEX


Part I.  Financial Information

     Balance Sheets - March 31, 1996 and December 31, 1995                     3

     Statements of Operations - For the Three Months
       Ended March 31, 1996 and 1995                                           4

     Statements of Cash Flows - For the Three Months
       Ended March 31, 1996 and 1995                                           5

     Statement of Partners' Equity - For the Three Months
       Ended March 31, 1996                                                    6

     Notes to Financial Statements                                             7

     Management's Discussion and Analysis of the
       Results of Operations                                                   8

Part II. Other Information                                                     8

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                                 Balance Sheets


                                                                  MARCH 31,      DECEMBER 31,
                                                                    1996             1995
                                                                 (UNAUDITED)      (AUDITED)
                                                                 -----------      ---------


                                           ASSETS
Land                                                             $  160,000         160,000
Notes receivable                                                  1,454,869       3,019,038
Cash                                                              1,940,215         438,182
Other assets                                                          7,148          85,724
                                                                 ----------       ---------

         Total assets                                            $3,562,232       3,702,944
                                                                 ==========       =========




                              LIABILITIES AND PARTNERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                       $    1,883           6,049
     Deferred gain                                                   69,739          69,739
                                                                 ----------       ---------

         Total liabilities                                           71,622          75,788
                                                                 ----------       ---------


Partners' Equity:
     General partners' equity                                             0         (37,505)
     Limited partners' equity; authorized 1,000,000 units;
         issued and outstanding 459,698 in 1996 and 1995          3,490,610       3,664,661
                                                                 ----------       ---------

         Total partners' equity                                   3,490,610       3,627,156
                                                                 ----------       ---------

         Total liabilities and partners' equity                  $3,562,232       3,702,944
                                                                 ==========       =========




See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                            Statements of Operations
                                   (Unaudited)



                                                         Three Months Ended
                                                             March 31,
                                                         1996           1995
                                                       ---------       ------
Rental income                                          $      --           --

Expenses:
     Operating expenses                                   25,958        9,384
     Depreciation and amortization                            --           --
                                                       ---------       ------

         Loss from operations                            (25,958)      (9,384)

Interest income                                           64,296       74,302

General and administrative expenses                       24,736       35,524
                                                       ---------       ------

         Net income before loss on disposal
             of note receivable                           13,602       29,394

Loss on disposal of note receivable                      150,148           --
                                                       ---------       ------

         Net (loss) income                              (136,546)      29,394

Allocated to general partners                               (821)       1,470
                                                       ---------       ------

Allocated to limited partners                          $(135,725)      27,924
                                                       =========       ======



Net (loss) income per limited
     partnership unit                                  $   (0.30)          0.06
                                                       =========       ========

Weighted average number of
     units outstanding                                   459,698        459,698
                                                       =========       ========




See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                            1996         1995
                                                         ----------     -------
Cash flows from operating activities:
     Net (loss) income                                   $ (136,546)     29,394
                                                         ----------     -------
     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
         Loss on disposal of note receivable                150,148          --
         Changes in other assets and liabilities:
            Decrease in other assets                         78,576       8,917
            (Decrease) increase in accounts payable
              and accrued expenses                           (4,166)        505
                                                         ----------     -------

            Total adjustments to net (loss) income          224,558       9,422
                                                         ----------     -------

            Net cash provided by operating activities        88,012      38,816
                                                         ----------     -------

Cash flows from investing activities:
     Collections on notes receivable                      1,414,021          --
                                                         ----------     -------

            Net cash provided by investing activities     1,414,021          --
                                                         ----------     -------

Cash flows from financing activities:
     Distributions to partners                                   --          --
                                                         ----------     -------

            Net cash used by financing activities                --          --
                                                         ----------     -------

            Net increase in cash                          1,502,033      38,816

Cash, beginning of year                                     438,182     430,596
                                                         ----------     -------

Cash, end of year                                        $1,940,215     469,412
                                                         ==========     =======




See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                          Statement of Partners' Equity
                    For the Three Months Ended March 31, 1996
                                   (Unaudited)




                                       GENERAL        LIMITED
                                       PARTNERS       PARTNERS        TOTAL
                                       ---------     ---------      ---------
Balance at December 31, 1995           $(37,505)     3,664,661      3,627,156

Contribution                             38,326        (38,326)             0

Net income                                 (821)      (135,725)      (136,546)
                                       --------      ---------      ---------

Balance at March 31, 1996              $      0      3,490,610      3,490,610
                                       ========      =========      =========



See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II



                          NOTES TO FINANCIAL STATEMENTS

(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and cash flows for the three months ended March 31, 1996.

(2) The other accounting policies followed by the Partnership are set forth in Note 1 to the Partnership's financial statements in the 1995 Form 10-K which is incorporated herein by reference.

                           COMMONWEALTH GROWTH FUND II


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         There was no rental income for the three months ended March 31, 1996 due to the Partnership no longer owning any rental properties.

         Operating expenses increased $16,574 for the three months ended March 31, 1996, compared to the same period in the prior year, due to bad debt expense representing the write-off of uncollectible rent amounts owed since April 1994.

         Interest income decreased $10,006 for the three months ended March 31, 1996, compared to the same period in the prior year, due to the collection of a delinquent note receivable in February 1996.

         General and administrative expenses decreased $10,788 for the three months ended March 31, 1996, compared to the same period in the prior year. This change is primarily attributable to decreased accounting, appraisal, and registrar expenses. However, this decrease was partially offset by increased legal expenses related to the collection of the delinquent note receivable.

         Loss on disposal of note receivable of $150,148 is the result of the collection of a delinquent note receivable for less than the total principal and interest amounts owed.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has met its liquidity needs through cash reserves and operating income. The Partnership currently has no material commitments and anticipates that these sources will continue to be adequate to meet the Partnership's future liquidity needs.





                           PART II. OTHER INFORMATION


ITEM 6:     REPORTS ON FORM 8-K

            The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMONWEALTH GROWTH FUND II
                                        -----------------------------------
                                                   (Registrant)



             5/15/96                    /S/  JEFFREY BERGER
         ---------------                -----------------------------------
              Date                                Jeffrey Berger
                                            Individual General Partner



             5/15/96                    /S/  JEFFREY BERGER
         ---------------                -----------------------------------
              Date                                Jeffrey Berger
                                        President, Managing General Partner