Form 10-K
period 1997-12-31
COMMONWEALTH GROWTH FUND II
filed 1999-06-29
CIK 810387

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

        For the fiscal year ended          December 31, 1997
                                 ------------------------------------
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from  ------------------------------

Commission file Number          0-15363
                      ----------------------------

          COMMONWEALTH GROWTH FUND II, A CALIFORNIA LIMITED PARTNERSHIP
          -------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

                California                               68-0088748
                ----------                               ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

 705 University Ave., Sacramento, California               95825
 -------------------------------------------               -----
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (916) 929-5433

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                    which registered
          -------------------                ------------------------
                 NONE                                   NONE

          Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

The aggregate market value of the voting units of limited partnership interest held by nonaffiliates of the registrant outstanding at December 31, 1997, was $9,193,960.(1)

The number of Units outstanding at December 31, 1997 was 459,698. Documents Incorporated by Reference:
                                      NONE



--------
        (1) Based solely on the original offering price of $20.00 per unit, as there is no secondary trading market in the Units.

COMMONWEALTH GROWTH FUND II
December 31, 1997
--------------------------------------------------------------------------------

                                                                             Page
                                                                             ----
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

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

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

        During the year ended December 31, 1997, no real property investments were sold.

        At December 31, 1997, the Partnership owned the notes receivable collateralized by deeds of trust on real property specified in Note 4 of Notes to Financial Statements and in Schedule XII. Since its inception, the Partnership has been involved in only one industry segment: acquiring, operating, developing and holding real properties for investment and making loans collateralized by real property and improvements in connection with these activities. Revenues, net income and assets relating to this industry segment are set forth in the Partnership's financial statements.

        The Partnership offered its Units to California residents from February 14, 1986 until August 3, 1987. During that period, the Partnership sold 459,698 Units for total gross proceeds of $9,193,960.

        During the last three years, the following sources have contributed to the Partnership's total income:


                                                 Years Ended December 31,
Percent of Total Income From:            1997             1996              1995
                                         ----             ----              ----

Rental income                               0%               0%               1%


Interest income                           100%             100%              99%


Gain on sale                               --               --               --

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

Recent And Proposed Tax Legislation

        Since 1986, significant tax legislation has been enacted into law each year. The Omnibus Budget Reconciliation Act of 1993 enacted significant tax changes that include (i) modifying the passive loss rules for persons in certain real estate trades or businesses, (ii) relaxing the restrictions on pension plan investments in real estate, (iii) extending the depreciable life of nonresidential real estate, (iv) increasing the individual tax rates to 36 percent for certain high income taxpayers and adding a 10 percent surtax for certain higher income taxpayers, for a total possible nominal marginal individual tax rate of 39.6 percent, (v) increasing the tax rate from 34 percent to 35 percent for highly profitable corporations, (vi) reducing the deductible portion of meals and entertainment expenses from 80 percent to 50 percent, (vii) disallowing the deduction for compensation in excess of $1 million to individuals (unless linked to productivity), (viii) improving compliance with the tax laws, (ix) initiating a broad-based tax on all types of energy, including fuel oil, coal and natural gas, (x) creating a permanent small business tax credit and a temporary marginal investment tax credit for all qualifying tangible personal property investments, (xi) simplifying and enhancing depreciation provisions for companies subject to the alternative minimum tax, and (xii) providing relief from a portion of the gain from capital gains tax for investors in small businesses. The Taxpayer Relief Act of 1997 made significant changes to tax rates and holding periods relating to capital assets held by individuals.

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

        No partnership properties were sold during the year ended December 31, 1997.

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

        On February 14, 1996 the Note was paid off at a discount resulting in a loss to the partnership in the amount of $150,148.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        None.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Partnership offered its Units to California residents from February 1986 until August 1987. There is no public trading market for the Units.

        As of December 31, 1997, there were 1,632 record holders of Units. There are no outstanding options or warrants to purchase, or securities convertible into, Units. The Partnership has not entered into any agreements to register any Units under the Securities Act of 1933.

        The Partnership has paid the following distributions since its inception:

                         Aggregate              Distribution Per
    Record Date         Distribution          Limited Partner Unit
    -----------         ------------          --------------------
      9/30/86            $   23,301                None to $0.20
      4/14/90            $  399,937                $0.87
      3/15/91            $  459,698                $1.00
      2/07/92            $  459,698                $1.00
      2/28/93            $1,149,245                $2.50
      2/01/94            $  459,698                $1.00
     10/03/94            $2,413,414                $5.25
     12/04/95            $  114,924                $0.25
     04/30/96            $1,608,942                $3.50
     02/12/97            $  298,804                $0.65
     10/15/97            $  298,804                $0.65

ITEM 6. SELECTED FINANCIAL DATA

        The following represents selected financial data for Commonwealth Growth Fund II for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. The data should be read in conjunction with the other financial statements and related notes included elsewhere herein.


                                                                    Years Ended
                              --------------------------------------------------------------------------------------
                                12/31/97           12/31/96           12/31/95          12/31/94          12/31/93
                                --------           --------           --------          --------          --------
Revenues                      $   123,351            175,347            263,293           573,888            722,245
Net (loss) income(1)(2)       $   (44,518)          (128,259)           112,589          (448,106)           216,177
Total assets                  $ 1,365,373          2,024,991          3,702,944         3,705,279          7,101,276


Net (loss) income
per limited
partnership unit              $      (.09)              (.27)               .23              (.98)               .40


Cash distributions
per limited
partnership unit              $      1.30               3.50                .25              6.25               2.50

(1) Includes net (loss) gain from disposal of rental properties and notes receivable of $(150,148), $0, $(627,468), and $(109,528) in 1996, 1995,
        1994, and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        From February 1986 to August 1987, the Partnership sold 459,698 Units for $20.00 per Unit. The net proceeds from the sale of Units, after deducting selling commissions and other costs of the offering, were $7,663,402. The Partnership has met its liquidity needs through operating income, cash reserves, borrowings collateralized by deeds of trust on its properties, unsecured borrowing and collection of notes receivable. The Partnership has no unfunded material commitments for 1998. The Partnership anticipates that operating income and collection of notes receivable will be adequate to meet future liquidity needs.

Results of Operations

1997 vs. 1996

        Net loss decreased by $45,415 from 1996 to 1997 as a result of the following: Interest income decreased by $51,997 due to the payment of the Pick
Note in full and from less cash held in bank accounts. As the Pick Note was redeemed at face value, the Partnership did not experience a gain or loss on the transaction. General and administrative expenses increased by $52,736, however, $39,553 of this increase was attributable to a one time adjustment to administrative expenses incurred by the general partners in prior years.

1996 vs. 1995

        Net income decreased $228,853 from 1995 to 1996 as a result of the following: Net rental income decreased by $3,192 and net rental expenses decreased by $20,411 due to the final disposal of rental property in 1995. The Partnership incurred a loss of $150,148 on the disposal of the Pierce note after finalization and termination of the bankruptcy proceedings surrounding this asset. Interest income decreased by $84,804 from 1995 to 1996 also due to the disposal of the Pierce note. General and administrative expenses increased by $23,165 from 1995 to 1996; however $38,326 of this increase was attributable to a one-time adjustment to accrue expenses incurred by the General Partners in prior years but which had not yet been repaid.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Page
                                                      ----
Independent Auditors' Report                            8


Balance Sheets
    December 31, 1997 and 1996                          9


Statements of Income
    Years Ended December 31, 1997, 1996 and 1995       10


Statements of Cash Flows
    Years Ended December 31, 1997, 1996 and 1995       11


Statements of Partners' Equity
    Years Ended December 31, 1997, 1996 and 1995       12


Notes to Financial Statements                          13-16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                          [DONALD M. MEYER LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT


The Partners
Commonwealth Growth Fund II:


We have audited the accompanying balance sheet of Commonwealth Growth Fund II as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. In connection with our audit of the financial statements, we also have audited the accompanying financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Growth Fund II at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ DONALD M. MEYER
Donald M. Meyer, CPA
March 31, 1998

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                                                  1997             1996
                                                               -----------      -----------

                                     ASSETS


Land                                                           $   160,000          160,000
Notes receivable                                                 1,096,000        1,454,869
Cash                                                                97,727          364,874
Other assets                                                        11,645           45,198

                                                               -----------      -----------
         Total assets                                          $ 1,365,372        2,024,941
                                                               ===========      ===========




                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
     Accounts payable and accrued expenses                     $     5,002           43,224
     Deferred gain                                                  69,739           69,739

                                                               -----------      -----------
         Total liabilities                                          74,741          112,963
                                                               -----------      -----------


Partners' Equity:
     General partners' equity                                       (3,265)         (21,847)
     Limited partners' equity; authorized 1,000,000 units;
         issued and outstanding 459,698 in 1996 and 1994         1,293,896        1,933,825
                                                               -----------      -----------
         Total partners' equity                                  1,290,631        1,911,978
                                                               -----------      -----------

         Total liabilities and partners' equity                $ 1,365,372        2,024,941
                                                               ===========      ===========



See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                           STATEMENTS OF INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                     1997           1996           1995
                                                   ---------      ---------      ---------
Rental income                                      $      --             --          3,192

Expenses:
     Operating expenses                                   --             --         20,411
     Interest                                             --             --             --
     Depreciation and amortization                        --             --             --
                                                   ---------      ---------      ---------

         (Loss) income from rental operations             --             --        (17,219)

Interest income                                      123,350        175,297        260,101

General and administrative expenses                  167,868        153,458        130,293
                                                   ---------      ---------      ---------

         Net income before loss on
           sale of rental properties                 (44,518)        21,839        112,589

Loss on disposal of rental properties and
     notes receivable                                     --       (150,148)            --
                                                   ---------      ---------      ---------

         Net income (loss)                           (44,518)      (128,309)       112,589

Allocated to general partners                         (2,226)        (6,415)         5,630
                                                   ---------      ---------      ---------

         Allocated to limited partners             $ (42,292)      (121,894)       106,959
                                                   =========      =========      =========

Net income (loss) per Limited Partnership unit     $   (0.09)         (0.27)          0.23
                                                   =========      =========      =========



See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                            Statements of Cash Flows

                  Years Ended December 31, 1997, 1996, and 1995



                                                                               1997            1996            1995
                                                                            ----------      ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                      $  (44,518)       (128,309)        112,589
                                                                            ----------      ----------      ----------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                              --              --              --
         Loss on disposal of rental properties and
            notes receivable                                                        --         150,148              --

         Changes in other assets and liabilities:
            (Increase) decrease in other assets                                 33,553          40,525         (25,910)
            Increase (decrease) in accounts payable and
              accrued expenses                                                 (38,222)         37,175           6,049
            Decrease in security deposits                                           --              --              --
                                                                            ----------      ----------      ----------

            Total adjustments to net income                                     (4,669)        227,848         (19,861)
                                                                            ----------      ----------      ----------

            Net cash provided by operating activities                          (49,187)         99,539          92,728
                                                                            ----------      ----------      ----------

Cash flows from investing activities:
     Purchases of and improvements to rental properties                             --              --              --
     Proceeds from the sale of rental properties                                    --              --              --
     Acquisition of properties                                                      --              --              --
     Investment in notes receivable                                                 --              --              --
     Collections on notes receivable                                           358,869       1,414,021          35,831
                                                                            ----------      ----------      ----------

            Net cash provided by investing activities                          358,869       1,414,021          35,831
                                                                            ----------      ----------      ----------

Cash flows from financing activities:
     Distributions to partners                                                (616,382)     (1,625,194)       (120,973)
                                                                            ----------      ----------      ----------
     Contributions                                                              39,553
            Net cash used by financing activities                             (576,829)         38,326        (120,973)
                                                                            ----------      ----------      ----------

            Net increase (decrease) in cash                                   (267,147)        (73,308)          7,586

Cash, beginning of year                                                        364,874         438,182         430,596
                                                                            ----------      ----------      ----------

Cash, end of year                                                           $   97,727         364,874         438,182
                                                                            ==========      ==========      ==========


See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                  GENERAL         LIMITED
                                  PARTNERS        PARTNERS         TOTAL
                                 ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1994        (37,087)      3,672,626       3,635,539

Net income                            5,630         106,959         112,589

Distributions                        (6,049)       (114,924)       (120,973)
                                 ----------      ----------      ----------

BALANCE AT DECEMBER 31, 1995        (37,506)      3,664,661       3,627,155

Net Loss                             (6,415)       (121,894)       (128,309)

Contributions                        38,326              --          38,326

Distributions                       (16,252)     (1,608,942)     (1,625,194)
                                 ----------      ----------      ----------

BALANCE AT DECEMBER 31, 1996     $  (21,847)      1,933,825       1,911,978
                                 ----------      ----------      ----------

Net Loss                             (2,226)        (42,292)        (44,518)

Contributions                        39,553                          39,553

Distributions                       (18,745)       (597,637)       (616,382)

BALANCE AT DECEMBER 31, 1997         (3,265)      1,293,896       1,290,631
                                 ==========      ==========      ==========



See accompanying notes to financial statements.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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


(c)  NET INCOME PER LIMITED PARTNERSHIP UNIT

The net income per Limited Partnership unit is computed based on the weighted average number of Units outstanding during the year. The weighted average number of units were 459,698 for 1997, 1996, and 1995.

According to Gemisys, Inc., the transfer agent, some transfers of units took place. Source of the transfers appear to have been made to already existing unit holders, thereby reducing the number of holders by four (4) from a total of 1637 to 1632.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(d)  INCOME TAXES

A provision for federal and state income taxes is not included in the accompanying financial statements because the Partnerships' income, deductions, credits and other items are allocated to the individual partners for inclusion in their income tax returns.


(e)  LEASING COMMISSIONS AND LOAN FEES

Leasing commissions and loan fees paid are included in other assets. Leasing commissions are amortized over the lease term and loan fees are amortized over the term of the loan using the straight-line method.


(f)  SALES OF REAL ESTATE

The Partnership complies with the provisions of Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the statement.



(2)  TRANSACTIONS WITH THE MANAGING GENERAL PARTNER


The Managing General Partner is entitled to receive a 3% fee on a sale of Partnership property provided all Limited Partners have received distributions equal to their original capital contributions plus a 6% cumulative return. Property management responsibilities of the Partnership are provided by B&B Property Investments, Inc. (B&B Property), a wholly-owned subsidiary of B&B. Property management fees were $7,920, $11,222 and $12,957 for 1997, 1996 and 1995, respectively.

                           COMMONWEALTH GROWTH FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



(3)     RENTAL PROPERTIES


At December 31, 1997, 1996 and 1995, respectively, the Partnership had no investments in rental properties.



(4)     NOTES RECEIVABLE


The Partnership has invested in a variety of notes collateralized by deeds of trust. Generally, the notes are collateralized by properties in California.

Notes receivable consist of the following:

                                                                December 31,
                                                         -------------------------
                                                            1997           1996
                                                         ----------     ----------
     Note receivable, interest at 10% per
       annum payable monthly, principal due and
       payable October, 1996, collateralized
       by a first deed of trust                          $                 358,869

     Note receivable, interest at 8.5% per
       annum payable monthly, principal due
       and payable October, 2001, collateralized
       by a first deed of trust                           1,096,000      1,096,000
                                                         ----------     ----------


                                                         $1,096,000      1,454,869
                                                         ==========     ==========

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                          Notes to Financial Statements


(5)     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the income tax method of accounting is as follows:

                                               1997             1996             1995
                                            -----------      -----------      -----------
Net income(loss) - financial                $   (44,518)     $  (128,309)     $  (112,589)
Increases (reductions) to taxable
income resulted from:
   Tax gain (loss) in excess of book
        from gain on sale of properties              --                            33,268
   Accelerated depreciation                          --               --               --
                                            -----------      -----------      -----------
   Net income(loss) - income tax method     $   (44,518)        (128,309)         (79,321)
                                            ===========      ===========      ===========


Taxable income per Limited Partnership
   Unit after giving effect to the
   taxable income allocated to the
   general partner                          $      (.09)            (.27)             .23
                                            ===========      ===========      ===========


Partners' equity                            $ 1,290,631        1,911,978        3,627,156

Increases (reductions) resulting from:
   Tax gain in excess of book gain on
        sale of properties                      547,158          547,158          547,158
   Nondeductible valuation losses and
        reserves                                153,783          153,783          153,783
   Accelerated depreciation                     (51,443)         (51,443)         (51,443)
   Selling expenses for Partnership
        units                                 1,530,546        1,530,546        1,530,546
                                            -----------      -----------      -----------

Partners' equity - income tax method        $ 3,470,675        4,092,022        5,807,200
                                            ===========      ===========      ===========


(6)     STATEMENTS OF CASH FLOWS SUPPLEMENTARY INFORMATION

None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

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

        The officers and directors of the Managing General Partner are as follows:

                                                                 Served as Officer
Name                          Age          Position              or Director Since
----                          ---          --------              -----------------
Jeffrey B. Berger              45      Chairman of the                  1976
                                       Board and President

Resumes of Managing General Partner's Key Management

        The following is a brief description of the background and experience of the officers and directors of the Managing General Partner:


        Jeffrey B. Berger. Mr. Berger is the Chairman of the Board of Directors of the Managing General Partner and the individual General Partner of the Partnership. He was President of the Managing General Partner from 1976 until 1990 and from 1992 to date. Mr. Berger has over 23 years of experience in real estate and business management and marketing. Mr. Berger served as Chairman of the Board of Trustees of Commonwealth Equity Trust USA, a California real estate investment trust ("CET USA") from 1986 to 1991, as Chairman of the Board of Trustees of Cal REIT from 1988 to 1991 and as Chairman of the Board of Director of BBR from 1988 to 1991. Mr. Berger also formerly was President and Chairman of the Board of Directors of The B.B. Real Estate Investment Corporation ("B.B. Real Estate"), a majority owned subsidiary of CET, which merged with and into Cal REIT in July 1989. Mr. Berger holds a B.A. degree from the University of California at Davis and a J.D. degree from Western State University College of Law. He is a member of the State Bar of California and the American Bar Association.

        The business address of the foregoing person is in care of the Managing General Partner.



ITEM 11.  EXECUTIVE COMPENSATION


        The Partnership does not have any employees. The Partnership's business is conducted by the Managing General Partner, which is entitled to acquisition fees, property management fees, sales fees, placement fees, a subordinated incentive fee and an interest in the Partnership. All of such fees are provided for in Article 6 of the Partnership Agreement. The Managing General Partner's fees totalled $7,920 in 1997.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            None.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K



(a) (1) Financial Statements                                               Page
----------------------------                                               ----

Independent Auditors' Report                                                  8


Balance Sheets
    December 31, 1997 and 1996                                                9


Statements of Operations
    Years ended December 31, 1997, 1996 and 1995                             10


Statements of Cash Flows
    Years ended December 31, 1997, 1996 and 1995                             11


Statements of Partners' Equity
    Years ended December 31, 1997, 1996 and 1995                             12


Notes to Financial Statements                                             13-16

(a) (2) Financial Statement Schedules

Schedule X  Supplementary Income Statement
            Information                                                      23


Schedule XI Real Estate and Accumulated
            Depreciation                                                  24-25


Schedule XII Mortgage Loans on Real Estate                                26-27


The statements and schedules referred to above should be read in conjunction with the financial statements and notes to financial statements included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.

(a) (3)  List of Exhibits


      Item Number        Description
      -----------        -----------
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

            27           Financial Data Schedule



(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE X  -  SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
--------------------------------------------------------------------------------


                            Charged to Costs and Expenses
           Item               Years Ended December 31,
-----------------------     ----------------------------
                             1997       1996       1995
                            ------     ------     ------

Real estate taxes           $2,750      2,087      2,342

Repairs and maintenance         --         --         --

--------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
--------------------------------------------------------------------------------


             Column A             Column B      Column C                      Column D                    Column E
                                                                                Cost Capitalization       Gross Amount at Which
                                              Initial Cost to Partnership    Subsequent to Acquisition   Carried at Close of Period

                                                              Buildings,
                                                             Improvements,
                                                             and Personal                                             Buildings and
         Description            Encumbrances      Land         Property     Improvements  Carrying Cost    Land        Improvements
LAND:

Sunrise Blvd. & Whiterock Rd
  Sacramento, California           None         $160,000             --             --             --      160,000             --


             Column A                            Column F       Column G       Column H       Column I


                                                                                            Life on Which
                                                                                           Depreciation in
                                                                                           Latest Statement
                                                Accumulated      Date of          Date       of Income is
         Description                 Total      Depreciation   Construction     Acquired       Computed
LAND:

Sunrise Blvd. & Whiterock Rd
  Sacramento, California             160,000            --             --          10/94            n/a

--------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

Reconciliation of total real estate carrying values for the three years ended December 31, 1997, 1996 and 1995 are as follows:

                                            1997          1996          1995
                                          --------      --------      --------

ASSET RECONCILIATION:

     BALANCE, BEGINNING OF YEAR           $160,000       160,000       160,000

     Additions:

        Cost of real estate acquired            --            --            --

     Deletions:

        Cost of properties sold                 --            --            --

                                          --------      --------      --------
     BALANCE, END OF YEAR                 $160,000       160,000       160,000
                                          ========      ========      ========

--------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
(Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1997
--------------------------------------------------------------------------------


                   Column A                    Column B        Column C                  Column D                      Column E


                                                                 Final
                                               Interest        Maturity                                                 Prior
                  Description                    Rate            Date             Periodic Payment Terms                Liens


FIRST DEEDS OF TRUST:

     Commercial building                            8.50%        2001       Monthly interest payments only                     -
       Sacramento, California







                   Column A                           Column F             Column G                 Column H

                                                                           Carrying          Principal Amount of
                                                    Face Amount           Amount of            Loan Subject to
                                                      of Note                Note           Delinquent Principal
                  Description                        Receivable           Receivable             or Interest

FIRST DEEDS OF TRUST:

     Commercial building                                 1,096,000            1,096,000                      None
       Sacramento, California

                                                  $      1,096,000            1,096,000                         0

--------------------------------------------------------------------------------
COMMONWEALTH GROWTH FUND II
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
(Notes Receivable Collateralized by Deeds of Trust)
--------------------------------------------------------------------------------


A summary of activity for notes receivable collateralized by deeds of trust for the three years ended December 31, 1997, 1996, and 1995 are as follows:

                                    1997              1996              1995
                                 -----------       -----------       -----------

BALANCE, BEGINNING OF YEAR       $ 1,454,869         3,019,038         3,054,869

Additions:

   New loans                              --                --                --

Deletions:

   Collections of principal         (358,869)       (1,564,169)          (35,831)
                                 -----------       -----------       -----------
BALANCE, END OF YEAR             $ 1,096,000         1,454,869         3,019,038
                                 ===========       ===========       ===========

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


                                        COMMONWEALTH GROWTH FUND II, a
                                        California Limited Partnership


Dated:  April 15, 1998                 By: /s/ JEFFREY B. BERGER
                                           -------------------------------------
                                            Jeffrey B. Berger, General Partner



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


                                        COMMONWEALTH GROWTH FUND II, a
                                        California Limited Partnership

                                        By: B & B Property Investment,
                                            Development and Management Company,
                                            Inc., Its General Partner


Dated:  April 15, 1998                     /s/ JEFFREY B. BERGER
                                           -------------------------------------
                                           Jeffrey B. Berger, Chairman of the
                                           Board of Directors and President



                                        By: Jeffrey B. Berger,
                                            Its Individual General Partner



Dated:  April 15, 1998                     /s/ JEFFREY B. BERGER
                                           -------------------------------------
                                           Jeffrey B. Berger

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  EXHIBIT INDEX
                                       For
                           COMMONWEALTH GROWTH FUND II



                                  EXHIBIT INDEX


Exhibit                                                            Sequentially
Number         Exhibit                                             Numbered Page
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


   27          Financial Data Schedule
