Form 10-Q
period 1998-03-31
COMMONWEALTH GROWTH FUND II
filed 1999-06-29
CIK 810387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998              Commission File Number 0-15363


                          COMMONWEALTH GROWTH FUND II
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             California                                        68-0088748
-----------------------------------                      -----------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)



              705 University Avenue, Sacramento, California 95825
--------------------------------------------------------------------------------
             (Address or Registrant's Principal Executive Offices)



                                 (916) 929-5433
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.


                                 X   Yes         No
                               -----       -----

                          COMMONWEALTH GROWTH FUND II



                                     INDEX


Part I.   Financial Information

         Balance Sheets - March 31, 1998 and December 31, 1997                  3

         Statements of Operations - For the Three Months Ended
            March 31, 1998 and 1997                                             4

         Statements of Cash Flows - For the Three Months Ended
            March 31, 1998 and 1997                                             5

         Statement of Partners' Equity - For the Three Months Ended
            March 31, 1998                                                      6

         Notes to Financial Statements                                          7

         Management's Discussion and Analysis of the Results of Operations      8


Part II.   Other Information                                                    9

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)


                                 Balance Sheets



                                                               March 31,        December 31,
                                                                 1998               1997
                                                              (Unaudited)        (Audited)
                                                              -----------       -----------
                                     Assets

Land                                                          $   160,000       $   160,000
Notes Receivable                                                1,096,000         1,096,000
Cash                                                               90,897            97,727
Other Assets                                                       27,753            11,645
                                                              -----------       -----------
         Total Assets                                         $ 1,374,651       $ 1,365,372



                        Liabilities and Partners' Equity

Liabilities:
   Accounts Payable and Accrued Expenses                      $       932       $     5,002
   Deferred Gain                                                   69,739            69,739
                                                              -----------       -----------
         Total Liabilities                                         70,671            74,741


Partners' Equity:
   General Partners' Equity                                        (2,598)           (3,265)
   Limited Partners' Equity; Authorized 1,000,000 Units;
         Issued and Outstanding 459,698 in 1998 and 1997        1,306,578         1,293,896
                                                              -----------       -----------
         Total Partners' Equity                                 1,303,980         1,290,631
                                                              -----------       -----------
         Total Liabilities and Partners' Equity               $ 1,374,651       $ 1,365,372



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)


                            Statements of Operations
                                  (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                         1998            1997
                                                       --------         -------

Rental Income                                          $    -0-             -0-

Expenses:
  Operating Expenses                                        -0-             -0-
  Depreciation and Amortization                             -0-             -0-
                                                       --------         -------

         Income From Rental Operations                 $    -0-             -0-

Interest Income                                          24,107          33,831

Gain (Loss) on Disposal of Note                             -0-             -0-

General and Administrative Expenses                      10,759          65,313
                                                       --------         -------

         Net Income (Loss)                             $ 13,348         (31,482)

Allocated to General Partners                               667          (1,574)

Allocated to Limited Partners                          $ 12,681         (29,908)


Net Income (Loss) per Limited
  Partnership Unit                                     $   0.03           (0.07)

Weighted Average Number of
  Units Outstanding                                     459,698         459,698



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                Three Months Ended
                                                                    March 31,
                                                               1998            1997
                                                            ---------       ---------
Cash Flows from Operating Activities
     Net Income (Loss)                                      $  13,348       $ (31,482)
     Adjustments to Reconcile Net Income (Loss) to Net
      Cash Provided by Operating Activities:
        Changes in Other Assets and Liabilities:
         (Increase)/Decrease in Other Assets                  (16,108)        (39,553)
         Increase/(Decrease) in Accounts Payable
         and Accrued Expenses                                  (4,070)         36,464
                                                            ---------       ---------
         Total Adjustments to Net Income                      (20,178)         (3,089)
                                                            ---------       ---------
         Net Cash Provided by Operating Activities          $  (6,830)      $ (34,571)

Cash Flows from Investing Activities:
    Collections on Notes Receivable                                --              --
                                                            ---------       ---------
         Net Cash Provided by Investing Activities                 --              --
                                                            ---------       ---------
Cash Flows from Financing Activities:
    Contribution by Partners                                       --          39,553
    Distributions to Partners                                      --        (314,560)
                                                            ---------       ---------
         Net Cash Used by Financing Activities                     --        (275,007)
                                                            ---------       ---------
         Net Increase (Decrease) in Cash                       (6,830)       (309,578)

         Cash, Beginning of Year                               97,727         364,874
                                                            ---------       ---------
         Cash, End of Period                                $  90,897       $  55,296



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                         Statement of Partners' Equity
                   For the Three Months Ended March 31, 1998
                                  (Unaudited)


                                        General         Limited
                                        Partners        Partners         Total
                                        ---------       ---------      ---------
Balance at December 31, 1997            $  (3,265)      1,293,896      1,290,631

Net Income (Loss)                             667          12,681         13,348

Contributions                                 -0-             -0-            -0-

Distributions                                 -0-             -0-            -0-
                                        ---------       ---------      ---------

Balance at March  31, 1998              $  (2,598)      1,306,577      1,303,979




See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II


                         NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and cash flows for the three months ended March 31, 1998.

(2)   The other accounting policies followed by the Partnership are set forth in
      Note 1 to the Partnership's financial statements in the 1997 Form 10-K which is incorporated herein by reference.

                          COMMONWEALTH GROWTH FUND II


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
                                   OPERATIONS



RESULTS OF OPERATIONS

         There was no rental income or expenses for the three months ended March 31, 1998 as the Partnership had divested itself of all rental properties by the end of 1995.

         Interest income decreased $ 9,724 for the three months ended March 31, 1998, compared to the same period in the prior year, due to the sale of a note receivable in February, 1997 and the collection of a second note receivable in October, 1997.

         General and administrative expenses decreased $54,554 for the three months ended March 31, 1998, compared to the same period in the prior year, due in part to an adjustment in the prior year to accrue operating expenses incurred by the General Partners in prior years but which at that point had not yet been repaid. Legal and accounting fees decreased by $9,000 compared to the same period last year, due in part to the receipt of an unused retainer paid in the fourth quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has met its liquidity needs through cash reserves and operating income. The Partnership currently has no material commitments and anticipates that these sources will continue to be adequate to meet the Partnership's future liquidity needs.

                           PART II. OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being field as part of this report:

             27 Financial Data Schedule

         (b) The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has dually caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Commonwealth Growth Fund II
                                                     (Registrant)


Date:   5/1/98                                  /s/  JEFFREY BERGER
     ------------------                 ---------------------------------------
                                                     Jeffrey Berger
                                              Individual General Partner



Date:   5/1/98                                  /s/  JEFFREY BERGER
     ------------------                 ---------------------------------------
                                                     Jeffrey Berger
                                           President, Managing General Partner

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------

 27                         Financial Data Schedule