Form 10-Q
period 1998-06-30
COMMONWEALTH GROWTH FUND II
filed 1999-06-29
CIK 810387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998               Commission File Number 0-15363



                          COMMONWEALTH GROWTH FUND II
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             California                                        68-0088748
-----------------------------------                      ----------------------
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


                                X   Yes         No
                              -----       -----

                          COMMONWEALTH GROWTH FUND II



                                     INDEX


Part I.   Financial Information

         Balance Sheets - June 30, 1998 and December 31, 1997                   3

         Statements of Operations - For the Three Months and Six
            Months Ended June 30, 1998 and 1997                                 4

         Statements of Cash Flows - For the Six Months Ended
            June 30, 1998 and 1997                                              5

         Statement of Partners' Equity - For the Six Months Ended
            June 30, 1998                                                       6

         Notes to Financial Statements                                          7

         Management's Discussion and Analysis of the Results of Operations      8


Part II.   Other Information                                                    9

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)


                                 Balance Sheets


                                                                June 30,        December 31,
                                                                  1998             1997
                                                              (Unaudited)        (Audited)
                                                              -----------       -----------
                                     Assets

Land                                                          $   160,000       $   160,000
Notes Receivable                                                1,096,000         1,096,000
Cash                                                              101,302            97,727
Other Assets                                                       11,645            11,645
                                                              -----------       -----------
         Total Assets                                         $ 1,368,946       $ 1,365,372



                        Liabilities and Partners' Equity

Liabilities:
   Accounts Payable and Accrued Expenses                      $       932       $     5,002
   Deferred Gain                                                   69,739            69,739
                                                              -----------       -----------
         Total Liabilities                                         70,671            74,741


Partners' Equity:
   General Partners' Equity                                        (2,883)           (3,265)
   Limited Partners' Equity; Authorized 1,000,000 Units;
         Issued and Outstanding 459,698 in 1998 and 1997        1,301,159         1,293,896
                                                              -----------       -----------
         Total Partners' Equity                                 1,298,276         1,290,631
                                                              -----------       -----------
         Total Liabilities and Partners' Equity               $ 1,368,946       $ 1,365,372



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)


                                               Three Months Ended              Six Months Ended
                                                     June 30,                      June 30,
                                               1998            1997          1998           1997
                                            ---------       ---------      ---------      ---------
Rental Income                               $     -0-             -0-            -0-            -0-

Expenses:
  Operating Expenses                              -0-             -0-            -0-            -0-
  Depreciation and Amortization                   -0-             -0-            -0-            -0-
                                            ---------       ---------      ---------      ---------

         Income From Rental Operations      $     -0-             -0-            -0-            -0-

Interest Income                                24,126          32,311         48,233         66,142

Gain (Loss) on Disposal of Note                   -0-             -0-            -0-            -0-

General and Administrative Expenses            29,830          28,861         40,589         94,174
                                            ---------       ---------      ---------      ---------

         Net Income (Loss)                  $  (5,704)          3,450          7,644        (28,032)

Allocated to General Partners                    (285)            173            382         (1,402)

Allocated to Limited Partners               $  (5,419)          3,277          7,262        (26,630)

Net Income (Loss) per Limited
  Partnership Unit                          $   (0.01)           0.01           0.02          (0.06)

Weighted Average Number of
  Units Outstanding                           459,698         459,698        459,698        459,698



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                               1998            1997
                                                            ---------       ---------
Cash Flows from Operating Activities
     Net Income (Loss)                                      $   7,644       $ (28,032)
     Adjustments to Reconcile Net Income (Loss) to Net
        Cash Provided by Operating Activities:

   Changes in Other Assets and Liabilities:
         (Increase)/Decrease in Other Assets                      -0-          38,135
         Increase/(Decrease) in Accounts Payable
         and Accrued Expenses                                  (4,070)        (41,798)
                                                            ---------       ---------

         Total Adjustments to Net Income                       (4,070)         (3,663)
                                                            ---------       ---------

         Net Cash Provided by Operating Activities          $   3,574       $ (31,695)

Cash Flows from Investing Activities:
    Collections on Notes Receivable                               -0-             -0-

         Net Cash Provided by Investing Activities                -0-             -0-

Cash Flows from Financing Activities:
    Contribution by Partners                                      -0-          39,553
    Distributions to Partners                                     -0-        (314,560)
                                                            ---------       ---------

         Net Cash Used by Financing Activities                    -0-        (275,007)

         Net Increase (Decrease) in Cash                        3,574        (306,702)

         Cash, Beginning of Year                               97,727         364,874
                                                            ---------       ---------

         Cash, End of Period                                $ 101,301       $  58,172



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                         Statement of Partners' Equity
                     For the Six Months Ended June 30, 1998
                                  (Unaudited)


                                        General         Limited
                                        Partners        Partners         Total
                                        ---------       ---------      ---------
Balance at December 31, 1997            $  (3,265)      1,293,896      1,290,631

Net Income (Loss)                             382           7,262          7,644

Distributions                                 -0-             -0-            -0-

Balance at June 30, 1998                $  (2,883)      1,301,158      1,298,275



See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II


                         NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, and the results of its operations for the three months and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998.

(2)   The other accounting policies followed by the Partnership are set forth in
      Note 1 to the Partnership's financial statements in the 1997 Form 10-K which is incorporated herein by reference.

                          COMMONWEALTH GROWTH FUND II


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
                                   OPERATIONS



RESULTS OF OPERATIONS

         There was no rental income, rental-related operating expenses, depreciation or amortization for the three and six months ended June 30, 1998 as the Partnership had totally divested itself of all rental properties by the end of 1995.

         Interest income decreased $ 8,185 and $ 17,909 for the three months and six months ended June 30, 1998, respectively, compared to the same periods in the prior year, due to the payment in full of one of the outstanding notes receivable in October, 1997 and the fact that two distributions reduced the amount of cash on hand earning interest.

         General and administrative expenses increased $ 969 for the three months ended June 30, 1998, and decreased $ 53,585 for the six months ended June 30, 1998, compared to the same period in the prior year. Accounting fees decreased during the six months ended June 30, 1998 due to a reduction in fees charged for the December 31, 1997 audit. Registrar and transfer agent fees decreased during the six months ended June 30, 1998 due to the costs involved with a distribution to the partners in February, 1997. An adjustment to accrue operating expenses incurred by the General Partners in prior years was reflected in the six months ended June 30, 1997 which did not recur in the six months ended June 30, 1998.


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

                           PART II. OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being field as part of this report:

             27 Financial Data Schedule

         (b) The Partnership filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has dually caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMMONWEALTH GROWTH FUND II
                                                       (Registrant)



Date:  8/1/98                                    /s/ JEFFREY BERGER
     ------------------                 ---------------------------------------
                                                     Jeffrey Berger
                                               Individual General Partner



Date:  8/1/98                                    /s/ JEFFREY BERGER
     ------------------                 ---------------------------------------
                                                     Jeffrey Berger
                                          President, Managing General Partner

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------

 27                         Financial Data Schedule