Form 10-Q
period 1998-09-30
COMMONWEALTH GROWTH FUND II
filed 1999-06-29
CIK 810387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1998          Commission File Number 0-15363


                          COMMONWEALTH GROWTH FUND II
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          California                                        68-0088748
-------------------------------                          ----------------
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



                                [X]  Yes   [ ] No

                          COMMONWEALTH GROWTH FUND II



                                     INDEX


Part I.   Financial Information

        Balance Sheets - September 30, 1998 and December 31, 1997               3

        Statements of Operations - For the Three Months and Nine
           Months Ended September 30, 1998 and 1997                             4

        Statements of Cash Flows - For the Nine Months Ended
           September 30, 1998 and 1997                                          5

        Statement of Partners' Equity - For the Nine Months Ended
           September 30, 1998                                                   6

        Notes to Financial Statements                                           7

        Management's Discussion and Analysis of the Results of Operations       8


Part II.   Other Information                                                    9

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)


                                 Balance Sheets

                                                                September 30,       December 31,
                                                                    1998               1997
                                                                 (Unaudited)         (Audited)
                                                                ------------         ----------
                                     Assets

Land                                                            $   160,000         $  160,000
Notes Receivable                                                  1,096,000          1,096,000
Cash                                                                 99,185             97,727
Other Assets                                                         27,172             11,645
                                                                 ----------         ----------

        Total Assets                                            $ 1,382,357         $1,365,372



                        Liabilities and Partners' Equity

Liabilities:
   Accounts Payable and Accrued Expenses                        $     1,514         $    5,002
   Deferred Gain                                                     69,739             69,739
                                                                 ----------         ----------

        Total Liabilities                                            71,253             74,741


Partners' Equity:
   General Partners' Equity                                            (831)            (3,265)
   Limited Partners' Equity; Authorized 1,000,000 Units;
        Issued and Outstanding 459,698 in 1997 and 1996           1,581,620          1,293,896
                                                                 ----------         ----------

        Total Partners' Equity                                    1,311,104          1,290,631
                                                                 ----------         ----------

        Total Liabilities and Partners' Equity                  $ 1,382,357         $1,365,372


See Accompanying Notes to Financial Statements

                           COMMONWEALTH GROWTH FUND II
                             (A Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                  September 30,
                                               1998            1997            1998           1997
                                             --------------------------------------------------------
Rental Income                                $    -0-             -0-             -0-             -0-

Expenses:
  Operating Expenses                              -0-             -0-             -0-             -0-
  Depreciation and Amortization                   -0-             -0-             -0-             -0-
                                             --------------------------------------------------------
        Income From Rental Operations            $-0-             -0-             -0-             -0-

Interest Income                                24,121          32,312          72,354          98,455

Gain (Loss) on Disposal of Note                   -0-             -0-             -0-             -0-

General and Administrative Expenses            11,293          60,462          51,882         154,636
                                             --------------------------------------------------------
        Net Income (Loss)                    $ 12,828         (28,150)         20,472         (56,182)

Allocated to General Partners                     641          (1,407)          1,024          (2,809)

Allocated to Limited Partners                $ 12,187         (26,743)         19,448         (53,373)


Net Income (Loss) per Limited
  Partnership Unit                           $   0.03           (0.06)           0.04           (0.12)

Weighted Average Number of
  Units Outstanding                           459,698         459,698         459,698         459,698


See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                1998              1997
                                                              --------         ---------
Cash Flows from Operating Activities
     Net Income (Loss)                                        $ 20,472         $ (56,182)
     Adjustments to Reconcile Net Income (Loss) to Net
        Cash Provided by Operating Activities:
           Changes in Other Assets and Liabilities:
        (Increase)/Decrease in Other Assets                    (15,526)           30,562
        Increase/(Decrease) in Accounts Payable
        and Accrued Expenses                                    (3,488)             (605)
                                                              --------         ---------

        Total Adjustments to Net Income                        (19,014)           29,957
                                                              --------         ---------

        Net Cash Provided by Operating Activities             $  1,458         $ (26,225)

Cash Flows from Financing Activities:
    Contribution by Partners                                       -0-            39,553
    Distributions to Partners                                      -0-          (314,560)
                                                                               ---------

        Net Cash Used by Financing Activities                      -0-          (275,007)
                                                                               ---------

        Net Increase (Decrease) in Cash                          1,458          (301,232)

        Cash, Beginning of Year                                 97,727           364,874
                                                              --------         ---------

        Cash, End of Period                                   $ 99,185         $  63,642


See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II
                            (A Limited Partnership)

                         Statement of Partners' Equity
                  For the Nine Months Ended September 30, 1998
                                  (Unaudited)


                                     General          Limited
                                     Partners        Partners            Total
                                     --------        --------            -----
Balance at December 31, 1997         $(3,265)        1,293,896        1,290,631

Net Income (Loss)                      1,024            19,448           20,472

Contributions                            -0-               -0-              -0-

Distributions                            -0-               -0-              -0-


Balance at September 30, 1998        $(2,241)        1,313,344        1,311,103


See Accompanying Notes to Financial Statements

                          COMMONWEALTH GROWTH FUND II


                         NOTES TO FINANCIAL STATEMENTS

(1) In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, and the results of its operations for the three months and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998.

(2) The other accounting policies followed by the Partnership are set forth in Note 1 to the Partnership's financial statements in the 1997 Form 10-K which is incorporated herein by reference.

                          COMMONWEALTH GROWTH FUND II


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

        There was no rental income, rental-related operating expenses, depreciation or amortization for the three and nine months ended September 30, 1998 as the Partnership had totally divested itself of all rental properties by the end of 1995. Interest income decreased $ 8,191 and $ 26,101 for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year, due to the sale of a note receivable in October, 1997.

        General and administrative expenses decreased $49,169 and $102,754 for the three months and nine months ended September 30, 1998, respectively, compared to the same period in the prior year. Legal and accounting fees decreased during the nine months ended September 30, 1998. Furthermore, an adjustment to accrue operating expenses incurred by the General Partners in prior years as well as a one-time adjustment to accrue underpaid management fees were reflected in operating expenses for the three and nine months ended September 30, 1997.


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

PART II.  OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being field as part of this report:

             27 Financial Data Schedule

         (b) The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has dually caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMONWEALTH GROWTH FUND II
                                              (Registrant)

                                       /s/ JEFFREY BERGER
Date: 1-14-99                          -----------------------------------------
                                                      Jeffrey Berger
                                                 Individual General Partner




                                       /s/ JEFFREY BERGER
Date: 1-14-99                          -----------------------------------------
                                                    Jeffrey Berger
                                           President, Managing General Partner

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------

 27                         Financial Data Schedule